Form 10-Q/A
period 2012-03-31
Pacific Coast Oil Trust
filed 2012-06-21
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of June 6, 2012,  38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 as filed with the SEC on June 8, 2012 (the “10-Q”), is to correct a typographical error on the cover page of the 10-Q in the number of Units of Beneficial Interest in Pacific Coast Oil Trust outstanding as of June 6, 2012.  No other changes have been made to the 10-Q, whether to update the 10-Q to reflect events occurring subsequent to the filing of the 10-Q or otherwise.  Updated certifications have been provided as required.

Item 6.             Exhibits.

The exhibits listed in the accompanying index are filed as part of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC COAST OIL TRUST

By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

	By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

Date: June 21, 2012

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