Form 10-Q
period 2012-06-30
Pacific Coast Oil Trust
filed 2012-08-13
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2012, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

Proved developed reserves—Proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate.

Proved reserves—The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic and operating conditions and government regulations. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. This definition of proved reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

Proved undeveloped reserves or PUDs—Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statement of Assets and Trust Corpus

(unaudited)

June 30, 2012

ASSETS
Cash and cash equivalents	$50,010
Investment in conveyed interests, net	282,354,678
Total assets	$282,404,688

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	282,404,688
Total liabilities and Trust corpus	$282,404,688

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Income from conveyed interests	$6,549,861	$6,549,861
General and adminstrative expenses	(236,390)	(236,390)
Cash reserves withheld for future Trust expenses	(50,000)	(50,000)
Distributable income	$6,263,471	$6,263,471

Distributable income per unit (38,583,158 units)	$0.16234	$0.16234

The accompanying notes to financial statements are an integral part of these statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Trust corpus, beginning of period	$10	$—
Investment in conveyed interests	284,493,446	284,493,446
Cash reserves withheld for future Trust expenses	50,000	50,010
Distributable income	6,263,471	6,263,471
Distributions to unitholders	(6,263,471)	(6,263,471)
Amortization of conveyed interests	(2,138,768)	(2,138,768)
Trust corpus, end of period	$282,404,688	$282,404,688

The accompanying notes to financial statements are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Organization of the Trust

Formation of the Trust

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly.  For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust will be entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (herein referred to as an “NPI Payout”).  Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

Conveyance of Net Profits Interest and Overriding Royalty Interest and Initial Public Offering

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to herein as the “Conveyed Interests”.

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering (“IPO”).  The proceeds (net of underwriting discounts of approximately $23 million) received by PCEC (before expenses) from the sale of 18,500,000 Trust Units were approximately $346.9 million. The Trust received no proceeds from the sale of the Trust Units.  The IPO is described in the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) on May 4, 2012 (the “Prospectus”).  Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

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

The initial carrying value of the net profits interests was PCEC’s historical net book value of the interests on May 8, 2012, the date of transfer to the Trust, except for the commodity derivatives which are reflected at their fair value as of May 8, 2012.

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

The accompanying unaudited interim financial statement should be read in conjunction with the audited financial statements and notes thereto of the Trust included in the Prospectus.

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

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts will reduce the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. In addition, the aggregate amounts paid by PCEC on settlement of the commodity derivative contracts related to the Underlying Properties will reduce the amount of the Net Profits Interests paid to the Trust.

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

Note 6.   Distributions to Unitholders

Each month, beginning with May 2012, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following table illustrates information regarding the Trust’s distributions paid during the three months ended June 30, 2012. During the three months ended March 31, 2012, there were no distributions.

Three Months Ended June 30, 2012

Declaration Date	Record Date	Payment Date	Distribution per Unit
May 21, 2012	May 31, 2012	June 15, 2012	$0.16234

Note 7.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and six months ended June 30, 2012, the Trust paid $0 and $60,000 , respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  On May 8, 2012, the Trust and PCEC entered into an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC will provide the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee will be charged monthly in an amount equal to $83,333.33, which fee will change on an annual basis commencing on April 1, 2013, based on changes to the Consumer Price Index. The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC.

During the three months ended June 30, 2012 the Trust paid PCEC $83,333.33.  There were no payments to PCEC under the Operating and Services Agreement during the three months ended March 31, 2012.

Initial Public Offering.  On May 8, 2012, PCEC sold 18,500,000 Trust Units to the public in connection with the IPO.  The proceeds (net of underwriting discounts of approximately $23 million) received by PCEC (before expenses) from the IPO were approximately $346.9 million.  The Trust received no proceeds from the sale of the Trust Units.  The offering is further described in the Prospectus filed on May 4, 2012.  In connection with the IPO, the Trust entered into the Operating and Services Agreement, the Registration Rights Agreement and the other agreements and instruments described herein and in the Prospectus.

Registration Rights Agreement.  On May 8, 2012, the Trust and PCEC entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which PCEC, its affiliates and any transferee of PCEC’s Trust Units will be entitled, beginning 180 days after the date of the Registration Rights Agreement, to demand that the Trust use its reasonable best efforts to effect the registration of such holders’ Trust Units under the Securities Act.  The holders are entitled to demand a maximum of five such registrations.  PCEC will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust units.

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

Note 9.   Subsequent Events

On July 16, 2012, the distribution of $0.15392 per Trust Unit, which was declared on June 19, 2012, was paid to Trust unitholders owning Trust Units as of June 29, 2012.

On July 20, 2012, the Trust declared a distribution of $0.15187 per unit to unitholders of record as of July 31, 2012.  The distribution is payable to Trust unitholders on August 14, 2012.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly.  For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust would be entitled to receive the

Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (such occurrence being herein called an “NPI Payout”).  Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

Properties.

The Underlying Properties consist of (i) the proved developed reserves as of December 31, 2011 on the Underlying Properties (the “Developed Properties,”) and (ii) all other development potential on the Underlying Properties (the “Remaining Properties”).  Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, instead of being paid net profits, the Trust will be paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, the net profits interests on the Remaining Properties will be paid out in place of the royalty interests, as described below. The net profits interests and royalty interest conveyed to the Trust are referred to herein as the “Net Profits Interests” and “Royalty Interest,” respectively. These interests, collectively the “Conveyed Interests,” entitle the Trust to receive the following:

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

The Net Profits Interests will be entitled to a share of the profits from and after April 1, 2012 attributable to production from the Underlying Properties from and after April 1, 2012. In addition, from and after April 1, 2012, if the Remaining Properties are not entitled to a share of such net profits because costs exceed gross profits, the Royalty Interest will be entitled to the Royalty Interest Proceeds until the NPI Payout occurs.

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

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts will reduce the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties will reduce the amount of net profits paid to the Trust.

Results of Operations for the Three and Six Months Ended June 30, 2012

For the quarter ended June 30, 2012, income from net profits interests received by the Trust amounted to $6,549,861.  As the Trust was not formed until January 1, 2012 and the conveyance of the Net Profits Interest and Overriding Royalty Interest was not completed until May 8, 2012, the Trust did not receive or disburse funds during the quarter ended March 31, 2012.  The net profits income received by the Trust during the quarter ended June 30, 2012 was primarily associated with net profits for oil and natural gas production during the month of April 2012.  The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the second quarter of 2012.

Month of Production	Underlying Sales Volmes (Boe) (a)	Average Price (per Boe)
April	110,620	$111.17

Total — Second Quarter 2012	110,620	$111.17

(a) Crude oil sales represented 97% of total sales volumes.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consists of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income income for the three months ended June 30, 2012 was determined as shown in the following table.  The Trust did not receive any income for the three months ended March 31, 2012.

Inception (May 8, 2012) through June 30, 2012

80% Net Profit Interest
Gross profits:
Oil sales	$12,247,253
Natural gas sales	50,246

Total	12,297,499

Costs:
Direct operating expenses:
Lease operating expenses	3,169,769
Production and other taxes	353,037
Development expenses	74,000

Total	3,596,806

Total income	$8,700,693
Net Profits Interest	80%

Income from Net Profits Interest	$6,960,554

25% Net Profit Interest
Total Revenues::
Oil sales	$—
Natural gas sales	—
Orcutt	—
Overriding Royalty Interest	—

Total	—

Costs:
Direct operating expenses:
Lease operating expenses	—
Production and other taxes	—
Development expenses	2,051,000

Total	2,051,000

Total income (excess cost)	$(2,051,000)
Net Profits Interest	25%

Income from Net Profits Interest	$(512,750)
25% Net Profit Interest Accrued Deficit Balance	(512,750)

Overriding Royalty Contribution	$—

Total Trust Cash Flow
80% Net Profit Interest	$6,960,554
25% Net Profit Interest	—
7.5% Overriding Royalty Interest	—
Settlement of Hedge Contracts	(327,360)
PCEC Operating and Service Fee	(83,333)

Total	6,549,861

Trust general and administrative expenses and cash withheld for expenses	(286,390)

Distributable income	$6,263,471

Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $8.7 million for the three months ended June 30, 2012.  There were no exess revenues associated with the Overriding Royalties for the three months ended June 30, 2012.  Applying the net profits interest percentage of 80% to the excess of reveues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust of approximately $7.0 million.  Settlement payments of approximately $327,360 related to hedge contracts and PCEC’s Operating and Service Fee of $83,333 results in income from the Net Profits Interest to the Trust of approximately $6.6 million.

The Trustee paid general and administrative expenses of $236,390 during the second quarter of 2012.  Expenses paid during the second quarter primarily consisted of legal fees associated with the formation of the Trust.  The Trust withheld $50,000 as a reserve for future Trust expenses during the quarter, resulting in distributable income of approximately $6.3 million.

Total capital expenditures included in the net profits calculation during the quarter ended June 30, 2012 were $74,000.

Total lease operating expenses included in the net profits calculation during the second quarter of 2012 were approximately $3.2 million.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of June 30, 2012 the Trust has reserved $50,000 for future Trust expenses.

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

The Trustee has no current plans to authorize the Trust to borrow money.  During the quarter and six months ended June 30, 2012, there were no borrowings.

Distributions Paid and Declared After Quarter End

On July 16, 2012, the distribution of $0.15392 per Trust Unit, which was declared on June 19, 2012, was paid to Trust unitholders owning Trust Units as of June 29, 2012.

On July 20, 2012, the Trust declared a distribution of $0.15187 per unit to unitholders of record as of July 31, 2012.  The distribution is payable to Trust unitholders on August 14, 2012.

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

During the quarter ended June 30, 2012, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

Date: August 13, 2012

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

3.2

Trust Agreement of Pacific Coast Oil Trust, dated January 3, 2012, among Pacific Coast Energy Company LP, Wilmington Trust, National Association, as Delaware trustee of Pacific Coast Oil Trust, and The Bank of New York Mellon Trust Company, N.A., as trustee of Pacific Coast Oil Trust. (Incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-1, filed on January 6, 2012 (Registration No. 333-178928))

3.3

Amended and Restated Trust Agreement of Pacific Coast Oil Trust, dated May 8, 2012, among Pacific Coast Energy Company LP, Wilmington Trust, National Association, as Delaware trustee of Pacific Coast Oil Trust, and The Bank of New York Mellon Trust Company, N.A., as trustee of Pacific Coast Oil Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532))

3.4

First Amendment to Amended and Restated Trust Agreement of Pacific Coast Oil Trust, dated June 15, 2012 (Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532))

10.1

Conveyance of Net Profits Interests and Overriding Royalty Interest, dated as of June 15, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532))

10.2

Registration Rights Agreement, dated as of May 8, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532))

10.3

Operating and Services Agreement, dated as of May 8, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532))

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.