Form 10-Q
period 2012-09-30
Pacific Coast Oil Trust
filed 2012-11-09
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

As of November 13, 2012, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statement of Assets and Trust Corpus

(unaudited)

September 30, 2012

ASSETS
Cash and cash equivalents	$65,010
Investment in conveyed interests, net	276,702,978
Total assets	$276,767,988

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	276,767,988
Total liabilities and Trust corpus	$276,767,988

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Income from conveyed interests	$17,691,782	$24,241,643
General and administrative expenses	(148,961)	(385,351)
Cash reserves withheld for future Trust expenses	(15,000)	(65,010)
Distributable income	$17,527,821	$23,791,282

Distributable income per unit (38,583,158 units)	$0.45429	$0.61662

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Trust corpus, beginning of period	$282,404,688	$—
Investment in conveyed interests	—	284,493,446
Cash reserves withheld for future Trust expenses	15,000	65,010
Distributable income	17,527,821	23,791,282
Distributions to unitholders	(17,527,821)	(23,791,282)
Amortization of conveyed interests	(5,651,700)	(7,790,468)
Trust corpus, end of period	$276,767,988	$276,767,988

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

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

•                  Income from the Conveyed Interests is recorded when distributions are received by the Trust;

•                  Distributions to Trust unitholders are recorded when paid by the Trust;

•                  Trust general and administrative expenses (which include the Trustee’s fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

•                  PCEC’s operating and services fee is recorded when paid; and

•                  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under accounting principles generally accepted in the United States of America (“GAAP”).

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

Note 3.   Income Taxes

Federal Income Taxes

Tax counsel to the Trust advised the Trust at the time of formation that for U. S. federal income tax purposes, the Trust will be treated as a grantor trust and therefore is not subject to tax at the trust level. Trust unitholders are treated as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on his pro rata share of the income and gain attributable to the assets of the Trust and entitled to claim his pro rata share of the deductions and expenses attributable to the assets of the Trust. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

The deductions of the Trust consist primarily of administrative expenses.  In addition, each unitholder is entitled to depletion deductions because the Net Profits Interest constitutes “economic interests” in oil and gas properties for federal income tax purposes.  Each unitholder is entitled to amortize the cost of the Trust Units through cost depletion over the life of the Net Profits Interest or, if greater, through percentage depletion.  Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the Trust Units.  Rather, a unitholder is entitled to percentage depletion as long as the applicable Underlying Properties generate gross income.

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512) 236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.  Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements.  Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder’s tax circumstances. Unitholders should consult their tax advisors about the federal tax consequences relating to owning the Trust Units.

State Taxes

The Trust’s revenues are from sources in the state of California. Because it distributes all of its net income to unitholders, the Trust should not be taxed at the trust level. While the Trust should not owe tax, the Trustee is required to file a return with California reflecting the income and deductions of the Trust attributable to properties located in that state.  California presently taxes  income of  nonresidents from real property located within the state.  California taxes nonresidents on royalty income from the royalties located in that state and also imposes a corporate income tax which may apply to unitholders organized as corporations.

Each unitholder should consult his or her own tax advisor regarding state tax requirements applicable to such person’s ownership of Trust Units.

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

Note 6.   Distributions to Unitholders

Each month, beginning with May 2012, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally the last business day of each calendar month) and are payable on or before the 10th business day after the record date.  During the three months ended March 31, 2012, there were no distributions.  The following table illustrates information regarding the Trust’s distributions paid during the nine months ended September 30, 2012.

Nine Months Ended September 30, 2012

Declaration Date	Record Date	Payment Date	Distribution per Unit
May 21, 2012	May 31, 2012	June 15, 2012	$0.16234
June 19, 2012	June 29, 2012	July 16, 2012	$0.15392
July 20, 2012	July 31, 2012	August 14, 2012	$0.15187
August 21, 2012	August 31, 2012	September14,2012	$0.14850

Note 7.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and nine months ended September 30, 2012, the Trust paid $50,000 and $110,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  On May 8, 2012, the Trust and PCEC entered into an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC will provide the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee will be charged monthly in an amount equal to $83,333, which fee will change on an annual basis commencing on April 1, 2013, based on changes to the Consumer Price Index. The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC.

During the three and nine months ended September 30, 2012 the Trust paid PCEC $250,000 and $333,333, respectively.  There were no payments to PCEC under the Operating and Services Agreement during the three months ended March 31, 2012.

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

Note 9.   Subsequent Events

On October 12, 2012, the distribution of $0.14987 per Trust Unit, which was declared on September 18, 2012, was paid to Trust unitholders owning Trust Units as of September 28, 2012.

On October 19, 2012, the Trust declared a distribution of $0.13939 per unit to unitholders of record as of October 31, 2012.  The distribution is payable to Trust unitholders on November 14, 2012.

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

Developed Properties

•80% of the net profits from the sale of oil and natural gas production from the Developed Properties.

Remaining Properties

•7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production costs) attributable to the sale of all oil and natural gas production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (the “Royalty Interest Proceeds”), or

•25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012

For the three and nine months ended September 30, 2012, income from net profits interests received by the Trust amounted to $17,691,782 and $24,241,643, respectively.  As the Trust was not formed until January 1, 2012 and the conveyance of the Net Profits Interest and Overriding Royalty Interest was not completed until May 8, 2012, the Trust did not receive or disburse funds during the quarter ended March 31, 2012.  The net profits income received by the Trust during the three and nine months ended September 30, 2012 was primarily associated with net profits for oil and natural gas production during the months of May, June and July 2012 and April, May, June and July 2012, respectively.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three and nine months ended September 30, 2012.

	Developed Properties		Remaining Properties
	Underlying Sales Volumes	Average Price	Underlying Sales Volumes	Average Price
Month of Production	(Boe) (a)	(per Boe)	(Boe) (b)	(per Boe)

May	110,680	100.82	—	—
June	106,568	89.33	1,857	88.22
July	107,019	93.53	5,110	92.54

Total — Third Quarter 2012	324,267	94.64	6,967	91.39

April	110,620	111.17	—	—

Total — Second Quarter 2012	100,620	111.17	—	—

(a)           Crude oil sales represented 98% of total sales volumes from the Developed Properties.

(b)           Crude oil sales represented 100% of total sales volumes from the Remaining Properties.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three and nine months ended September 30, 2012 were determined as shown in the following table.  The Trust did not receive any income for the three months ended March 31, 2012.

	Three Months	Inception
	Ended	(May 8, 2012) through
	September 30, 2012	September 30, 2012

Developed Properties - 80% Net Profits Interest
Gross profits:
Oil sales	30,551,116	42,798,368
Natural gas sales	137,305	187,551

Total	30,688,421	42,985,919

Costs:
Direct operating expenses:
Lease operating expenses	9,942,724	13,112,493
Production and other taxes	1,043,059	1,396,096
Development expenses	88,919	162,919

Total	11,074,702	14,671,508

Total income	19,613,719	28,314,411
Net Profits Interest	80%	80%

Income from Net Profits Interest	15,690,975	22,651,529

Remaining Properties - 25% Net Profits Interest
Total Revenues:
Oil sales	636,676	636,676

Total	636,676	636,676
Overriding Royalty Interest	47,751	47,751

Costs:
Direct operating expenses:
Lease operating expenses	200,133	200,133
Development expenses	11,010,480	13,061,480

Total	11,210,613	13,261,613

Total excess cost	(10,621,688)	(12,672,688)
Net Profits Interest	25%	25%

25% Net Profits Interest Accrued Deficit	(2,655,422)	(3,168,172)

Total Trust Cash Flow
80% Net Profit Interest	$15,690,975	$22,651,529
25% Net Profit Interest	—	—
7.5% Overriding Royalty Interest	47,751	47,751
Settlement of Hedge Contracts	2,203,056	1,875,696
PCEC Operating and Service Fee	(250,000)	(333,333)

Total	17,691,782	24,241,643

Trust general and administrative expenses and cash withheld for expenses	$(163,961)	$(450,361)

Distributable income	$17,527,821	$23,791,282

Three months ended September 30, 2012

Excess of revenues over direct operating expenses and development expenses from the Developed Properties was approximately $19.6 million for the three months ended September 30, 2012.  Total capital expenditures included in the net profits calculation during the quarter were approximately $0.1 million.  Total lease operating expenses included in the net profits calculation during the quarter were approximately $9.9 million.  Net settlements related to hedge contracts and PCEC’s Operating and Service Fee were $2.2 million and $0.2 million, respectively, for the three months ended September 30, 2012.

For the Remaining Properties, costs exceeded gross proceeds by $2.7 million for the three months ended September 30, 2012, therefore the Trust received $47,751 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, was approximately $2.7 million for the three months ended September 30, 2012.

The total cash received by the Trust from PCEC for the three months ended September 30, 2012 was approximately $17.7 million.

The Trustee paid general and administrative expenses of $148,961 during the third quarter of 2012.  Expenses paid during the third quarter primarily consisted of Trustee fees, legal fees and New York Stock Exchange listing fees.  The Trust also withheld $15,000 as a reserve for future Trust expenses, resulting in distributable income of approximately $17.5 million.

Nine months ended September 30, 2012

Excess of revenues over direct operating expenses and development expenses from the Developed Properties was approximately $28.3 million for the nine months ended September 30, 2012.  Total capital expenditures included in the net profits calculation during the nine months ended September 30, 2012 were approximately $0.2 million.  Total lease operating expenses included in the net profits calculation during the nine months ended September 30, 2012 were approximately $13.1 million.  Net settlements related to hedge contracts and PCEC’s Operating and Service Fee were $1.9 million and $0.3 million, respectively, for the nine months ended September 30, 2012.

For the Remaining Properties, costs exceeded gross proceeds by $3.2 million for the nine months ended September 30, 2012, therefore the Trust received $47,751 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, is approximately $3.2 million for the nine months ended September 30, 2012.

The total cash received by the Trust from PCEC for the nine months ended September 30, 2012 was approximately $24.2 million.

The Trustee paid general and administrative expenses of $385,351 during the nine months ended September 30, 2012.  Expenses paid during the nine month period primarily consisted of Trustee fees, legal fees and New York Stock Exchange listing fees.  The Trust withheld $65,010 as a reserve for future Trust expenses during the nine months ended, resulting in distributable income of approximately $23.8 million.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of September 30, 2012 the Trust has reserved $65,010 for future Trust expenses.

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

The Trustee has no current plans to authorize the Trust to borrow money.  During the quarter and nine months ended September 30, 2012, there were no borrowings.

Distributions Paid and Declared After Quarter End

On October 12, 2012, the distribution of $0.14987 per Trust Unit, which was declared on September 18, 2012, was paid to Trust unitholders owning Trust Units as of September 28, 2012.

On October 19, 2012, the Trust declared a distribution of $0.13939 per unit to unitholders of record as of October 31, 2012.  The distribution is payable to Trust unitholders on November 14, 2012.

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

During the quarter ended September 30, 2012, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

•                  level and effect of trading in commodity futures markets, including by commodity price speculators; and

•                  acts of force majeure.

Brent crude oil prices declined from record high levels in early July 2008 of over $145.00 per Bbl to below $35.00 per Bbl in December 2008. In 2012, Brent crude oil prices ranged from $95.28 per Bbl to $117.48 per Bbl. Henry Hub natural gas prices declined from over $13.57 per MMBtu in July 2008 to below $2.00 per MMBtu in April 2012.  In 2012, Henry Hub natural gas prices ranged from $1.82 per MMBtu to $3.20 per MMBtu.

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

PCEC holds an aggregate of 20,083,158 trust units.  In connection with the initial public offering of trust units, PCEC agreed not to sell any trust units for a period of 180 days after May 2, 2012 unless Barclays Capital Inc. consented to a shorter period.  The lock-up period has expired; consequently, PCEC may sell trust units in the public or private markets, and any such sales could have an adverse impact on the price of the trust units or on any trading market that may develop. The trust has granted registration rights to PCEC, which, if exercised, would facilitate sales of trust units by PCEC.

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

Date: November 9, 2012

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