Form 10-K
period 2012-12-31
Pacific Coast Oil Trust
filed 2013-03-29
CIK 1538822

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-35532

PACIFIC COAST OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-6216242 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue, Suite 500 Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

Registrant's telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the 18,500,000 Units of Beneficial Interest in Pacific Coast Oil Trust held by non-affiliates of the registrant at the closing price on June 29, 2012 of $18.65 was approximately $345,025,000.

          As of March 28, 2013, 38,583,158 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

        References to the "Trust" in this document refer to Pacific Coast Oil Trust, while references to "PCEC" in this document refer to Pacific Coast Energy Company LP, a privately held Delaware partnership.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of PCEC and any statements regarding future matters regarding the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words "believes," "expects," "anticipates," "intends" or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and PCEC and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

  •
  cost inflation.

        You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-K. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, unless required by law.

        This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of PCEC and the Trust, including under the caption "Risk Factors." All written and oral forward-looking statements attributable to PCEC or the Trust or persons acting on behalf of PCEC or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

 GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

        In this report the following terms have the meanings specified below.

        API—The specific gravity or density of oil expressed in terms of a scale devised by the American Petroleum Institute.

        Bbl—One stock tank barrel of 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

        Bbl/d—Bbl per day.

        Boe—One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas. This ratio does not reflect a price or revenue equivalency. Given commodity price disparities, the price for a barrel of oil equivalent for natural gas is significantly less than the price for a barrel of oil.

        Boe/d—Boe per day.

        Btu—A British Thermal Unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

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

        Estimated future net revenues—Also referred to as "estimated future net cash flows." The result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

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

        Net revenue interest—An interest in all oil and natural gas produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person's interest is subject.

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

        Plugging and abandonment—Activities to remove production equipment and seal off a well at the end of a well's economic life.

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

        Recompletion—The completion for production of an existing well bore in another formation from which that well has been previously completed.

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

PART I

Item 1.    Business.

        Pacific Coast Oil Trust (the "Trust") is a Delaware statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among Pacific Coast Energy Company LP ("PCEC"), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust, National Association, as Delaware Trustee (the "Delaware Trustee").The Trust Agreement was amended and restated by PCEC, the Trustee and the Delaware Trustee on May 8, 2012. References in this report to the "Trust Agreement" are to the amended and restated trust agreement.

        The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California for the benefit of the Trust unitholders. On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the "Conveyance"), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to herein as the "Conveyed Interests". The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC's interests in its oil and natural gas properties located onshore in California (the "Underlying Properties"). The Conveyed Interests were conveyed by PCEC to the Trust concurrent with the initial public offering ("IPO") of the Trust's common units in May 2012.

        Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in the IPO. The proceeds (net of underwriting discounts of approximately $23.0 million) received by PCEC (before expenses) from the sale of 18,500,000 Trust Units were approximately $346.9 million. The Trust received no proceeds from the sale of the Trust Units. The IPO is described in the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) on May 4, 2012 (the "Prospectus"). Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

        The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Underlying Properties consist of (i) the proved developed reserves as of December 31, 2011 on the Underlying Properties, which are referred to as the "Developed Properties," and (ii) all other development potential on the Underlying Properties, which are referred to as the "Remaining Properties." Production from the Developed Properties attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties that is attributable to the Trust requires capital expenditures for the drilling of wells and installation of infrastructure. PCEC supplies the required capital on behalf of the Trust during this period; however, because the costs initially incurred exceed gross proceeds, the Remaining Properties currently have negative net profits during this drilling and development period. During this period of negative net profits, instead of being paid net profits, the Trust is paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC's Orcutt properties (the "Royalty Interest Proceeds"). Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust (referred to as the "25% Net Profits Interest Accrued Deficit Balance" and includes the payments made to the Trust pursuant to the 7.5% overriding royalty), then the net profits interests on the Remaining Properties will be paid out ("NPI Payout") in place of the Royalty Interest Proceeds. These interests entitle the Trust to receive the following:

  Developed Properties

  •
  80% of the net profits from the sale of oil and natural gas production from the Developed Properties.

  Remaining Properties

  •
  7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production costs) attributable to the sale of all oil and natural gas production from the Remaining Properties located on PCEC's Orcutt properties, or

  •
  25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties.

        The Trust has no employees. The business and affairs of the Trust are administered by the Trustee. The Trust's purpose is to hold the Conveyed Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, subject to the effects of the commodity derivative contracts described in "—Commodity Derivative Contracts", and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

        The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or an affiliate as a lender provided the terms of the loan are fair to the Trust unitholders and similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, although neither the Trustee nor any of its affiliates has any intention of lending or obligation to lend funds to the Trust. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust.

        In connection with the formation of the Trust, the Trust entered into several agreements with PCEC that impose obligations upon PCEC that are enforceable by the Trustee on behalf of the Trust, including the Conveyance, an operating and services agreement and a registration rights agreement. The operating and services agreement provides that PCEC performs specified operating and informational services on behalf of the Trust in a good and workmanlike manner in accordance with the sound and prudent practices of providers of similar services. The Trustee has the power and authority under the Trust Agreement to enforce these agreements on behalf of the Trust. The Trustee may from time to time supplement or amend the Conveyance, the operating and services agreement and the registration rights agreement without the approval of Trust unitholders in order to cure any ambiguity, to correct or supplement any defective or inconsistent provisions, to grant any benefit to all of the Trust unitholders, to comply with changes in applicable law or to change the name of the Trust. Such supplement or amendment, however, may not materially adversely affect the interests of the Trust unitholders. Additionally, the Trustee may, from time to time, supplement or amend these agreements without the approval of the Trust Unitholders as long as such supplement or amendment would not materially increase the costs or expenses of the Trust or adversely affect the economic interest of the Trust Unitholders; however, the Trustee may not modify or amend the Conveyance if the modification or amendment would change the character of the Conveyed Interests in such a way that the Conveyed Interests become working interests or that the Trust would fail to continue to qualify as a grantor trust for U.S. federal income tax purposes. The Trustee is entitled to rely upon a written opinion of counsel or certification of PCEC as conclusive evidence that any such amendment or supplement is authorized.

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust's expenses paid for that month. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

        The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust's liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2012 the Trust has reserved $17,519 for future Trust expenses. The Trust calculates net profits and royalties from the Underlying Properties separately for each of the Developed Properties and the Remaining Properties. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other. Accordingly, the cash on hand for either the Developed Properties or the Remaining Properties will not be applied to cover the costs of the other.

        Each month, the Trustee pays Trust obligations and expenses and distributes to the Trust unitholders the remaining proceeds received from the Conveyed Interests. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be invested in a limited number of permitted investments. Alternatively, cash held for distribution at the next distribution date may be held in a noninterest bearing account.

        PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm's-length transaction between PCEC and an unaffiliated third party.

        The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust units, sells the Conveyed Interests, (2) the annual cash received by the Trust attributable to the Conveyed Interests, in the aggregate, is less than $2 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust units vote in favor of dissolution or (4) the Trust is judicially dissolved.

        Upon dissolution of the Trust, the Trustee would sell all of the Trust's assets, either by private sale or public auction, and, after payment or the making of reasonable provision for payment of all liabilities of the Trust, distribute the net proceeds of the sale to the Trust unitholders.

Marketing and Post-Production Services

        Pursuant to the terms of the Conveyance creating the Conveyed Interests, PCEC has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Conveyed Interests. The terms of the Conveyance creating the Conveyed Interests restrict PCEC from charging any fee for marketing production attributable to the Net Profits Interests other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee will not be deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interests' share of net profits; however, the terms of the Conveyance provide that costs and expenses PCEC allocates to marketing production from the Underlying Properties are deducted from the calculation of gross profits. The Royalty Interest Proceeds are free of any production or development costs but are subject to a proportionate share of production and property taxes and post-production costs. The net profits and royalties to the Trust from the sales of oil and natural gas production from the Underlying Properties attributable to the Conveyed Interests are determined based on the same price that PCEC receives for sales of oil and natural gas production attributable to PCEC's interest in the Underlying Properties. However, in the event that the oil or natural gas is processed, the net profits and royalties receive the same processing upgrade or downgrade as PCEC.

        During the year ended December 31, 2012, PCEC sold the oil produced from the Underlying Properties to third-party crude oil purchasers. Oil production from the Underlying Properties is typically transported by pipeline from the field to a gathering facility or refinery. PCEC sells the majority of the oil production from the Underlying Properties under contracts using market sensitive pricing. The price received by PCEC for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality. Substantially all of PCEC's crude oil sales are indexed to the Buena Vista and Midway Sunset postings in California. Light crude production from the Orcutt Conventional, West Pico, Sawtelle, and East Coyote properties is indexed to the Buena Vista posting. Heavy crude production from the Orcutt Diatomite formation is indexed to the Midway Sunset Formation.

        In 2012, ConocoPhillips accounted for 94% of PCEC's net sales. ConocoPhillips' purchase of production from the Orcutt properties is pursuant to a long-term sales contract between ConocoPhillips and PCEC, and its purchase of production from West Pico properties is pursuant to a month-to-month sales contract. PCEC does not believe that the loss of ConocoPhillips as a purchaser of crude oil production from the Underlying Properties would have a material impact on the business or operations of PCEC or the Underlying Properties because of the competitive marketing conditions in California.

        All natural gas produced by PCEC in Orcutt is consumed in its Diatomite production; all other natural gas produced is marketed and sold to third-party purchasers. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

Competition and Markets

        The oil and natural gas industry is highly competitive. PCEC competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than PCEC, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. The Trust is subject to the same competitive conditions as PCEC and other companies in the oil and natural gas industry.

        Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

        Future price fluctuations for oil and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Trust's interests and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor PCEC can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the Trust.

Description of Trust Units

        Each Trust unit is a unit of beneficial interest in the Trust assets and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his Trust units as every other Trust unitholder has regarding his units. The Trust units are in book-entry form only and are not be represented by certificates. The Trust had 38,583,158 Trust units outstanding as of December 31, 2012.

Distributions and Income Computations

        Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust's liabilities for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10th business day after the record date. The first distribution to the Trust unitholders was made on June 15, 2012 to unitholders of record on May 31, 2012.

        Unless otherwise advised by counsel or the IRS, the Trustee will treat the income and expenses of the Trust for each month as belonging to the Trust unitholders of record on the monthly record date. Trust unitholders generally will recognize income and expenses for tax purposes in the month the Trust receives or pays those amounts, rather than in the month the Trust distributes the cash to which such income or expenses (as applicable) relate. Minor variances may occur. For example, the Trustee could establish a reserve in one month that would not result in a tax deduction until a later month. See "—Federal Income Tax Matters."

Transfer of Trust Units

        Trust unitholders may transfer their Trust units in accordance with the Trust agreement. The Trustee will not require either the transferor or transferee to pay a service charge for any transfer of a Trust unit. The Trustee may require payment of any tax or other governmental charge imposed for a transfer. The Trustee may treat the owner of any Trust unit as shown by its records as the owner of the Trust unit. The Trustee will not be considered to know about any claim or demand on a Trust unit by any party except the record owner. A person who acquires a Trust unit after any monthly record date will not be entitled to the distribution relating to that monthly record date. Delaware law will govern all matters affecting the title, ownership or transfer of Trust units.

Periodic Reports

        The Trustee files all required Trust federal and state income tax and information returns. The Trustee will prepare and mail to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports which are required to be filed under the Exchange Act and by the rules of

The New York Stock Exchange, and also causes the Trust to comply with applicable provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal control over financial reporting.

        Pursuant to the operating and services agreement, PCEC has agreed to provide to the Trust such services as are necessary for the Trust and the Trustee to comply with the Trust Agreement and Article IV of the Conveyance, and such other operating and administrative services of similar character and scope to the foregoing that the Trustee may reasonably request PCEC to provide, including such accounting, bookkeeping and informational services and other services as may be necessary for the preparation of reports the Trust is or may be required to prepare and/or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements, including reserve reports and tax returns (collectively, the "Administrative Services").

Liability of Trust Unitholders

        Under the Delaware Statutory Trust Act and the Trust agreement, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

Voting Rights of Trust Unitholders

        The Trustee or Trust unitholders owning at least 10% of the outstanding Trust units may call meetings of Trust unitholders. The Trust will be responsible for all costs associated with calling a meeting of Trust unitholders unless such meeting is called by the Trust unitholders, in which case the Trust unitholders that called such meeting will be responsible for all costs associated with calling such meeting of Trust unitholders. Meetings must be held in such location as is designated by the Trustee in the notice of such meeting. The Trustee must send notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust units outstanding must be present or represented to have a quorum. Each Trust unitholder is entitled to one vote for each Trust unit owned. Abstentions and broker non-votes shall not be deemed to be a vote cast.

        Unless otherwise required by the Trust agreement, a matter may be approved or disapproved by the affirmative vote of a majority of the Trust units present in person or by proxy at a meeting where there is a quorum. This is true, even if a majority of the total Trust units did not approve it. The affirmative vote of the holders of at least 75% of the outstanding Trust units is required to:

  •
  dissolve the Trust;

  •
  amend the Trust agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect); or

  •
  approve the sale of all or any material part of the assets of the Trust (including the sale of the Conveyed Interests).

        In addition, certain amendments to the Trust agreement may be made by the Trustee without approval of the Trust unitholders.

Computation of Net Profits Interests and Overriding Royalty Interest

        The provisions of the Conveyance governing the computation of the net profits and royalties are detailed and extensive. The following information summarizes the material provisions of the Conveyance related to the computation of the net profits and royalties, but is qualified in its entirety by the text of the Conveyance, which is filed as an exhibit to this Annual Report on Form 10-K.

Net Profits Interests

        The amounts paid to the Trust for each Net Profits Interest are based on, among other things, the definitions of "gross profits" and "net profits" contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly. Each calendar month, 80% of the net profits from the sale of oil and natural gas production from the Developed Properties will be paid to the Trust generally on or before the eighth business day after the last business day of the following month. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds and the Trust continues to receive such proceeds until the first day of the month following an NPI Payout. In calendar months following an NPI Payout, 25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties will be paid to the Trust on or before the end of the following month. Due to significant planned capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020.

        "Gross profits" means the aggregate amount received by PCEC that is attributable to sales of oil and natural gas production from the Underlying Properties from and after April 1, 2012 (after deducting the appropriate share of all royalties and any overriding royalties, production payments and other similar charges and other than certain excluded proceeds (including, with respect to the Remaining Properties, the Royalty Interest, to the extent paid), as described in the Conveyance), including all proceeds and consideration received (i) for advance payments, (ii) under take-or-pay and similar provisions of production sales contracts (when credited against the price for delivery of production) and (iii) under balancing arrangements. Gross profits do not include consideration for the transfer or sale of any Underlying Property by PCEC or any subsequent owner to any new owner, unless the Net Profits Interest in such Underlying Property is released (as is permitted under certain circumstances). Gross profits also do not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations.

        "Net profits" means gross profits less the following costs, expenses and, where applicable, losses, liabilities and damages all as actually incurred by PCEC from and after April 1, 2012 and attributable to production from the Underlying Properties from and after April 1, 2012 (as such items are reduced by any offset amounts, as described in the Conveyance):

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

  •
  all amounts charged by the relevant operator as overhead, administrative or indirect charges specified in the applicable operating agreements or other arrangements covering the Underlying Properties or PCEC's operations with respect thereto;

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

        The Trust is not liable to the owners of the Underlying Properties, PCEC, or any other operator for any operating, capital or other costs or liabilities attributable to the Underlying Properties. In the event that the net profits relating to the Developed Properties for any computation period is a negative amount, the Trust will receive no payment for the Developed Properties for that period, and any such negative amount will be deducted from gross profits for the Developed Properties in the following computation period for purposes of determining the net profits relating to the Developed Properties for that following computation period. In the event that the net profits relating to the Remaining Properties for any computation period is a negative amount, the Trust is entitled to receive the Royalty Interest Proceeds.

        Gross profits and net profits are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Overriding Royalty Interest

        For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive an amount equal to 7.5% of the proceeds attributable to the sale of all production from the Remaining Properties located on PCEC's Orcutt properties, including but not limited to PCEC's interest in such production (free of any production or development costs but bearing its proportionate share of production and property taxes and post-production costs) (the "Royalty Interest"). Due to significant capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020.

        Proceeds from the sale of oil, natural gas liquids and natural gas production from the Remaining Properties located on PCEC's Orcutt properties in any calendar month means the amount calculated based on actual sales volumes from such properties, in each case after deducting the Trust's proportionate share of:

  •
  any taxes levied on the severance or production of the oil, natural gas liquids and natural gas produced from such properties and any property taxes attributable to the oil, natural gas liquids and natural gas produced from the such properties; and

  •
  post-production costs, which generally consists of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas liquids and natural gas produced, as applicable (excluding costs for marketing services provided by PCEC).

        Proceeds payable to the Trust from the sale of oil, natural gas liquids and natural gas production attributable to the Remaining Properties located on PCEC's Orcutt properties in any calendar month are not subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of oil, natural gas liquids and natural gas attributable to such properties, including any costs to drill, complete or plug and abandon a well. Additionally, costs associated with any completion activities will be borne by PCEC or any third-party operator of the well.

Commodity Derivative Contracts

        The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce. PCEC has entered into commodity derivative contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow.

However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. None of the Trust's exposure to natural gas prices is hedged.

        PCEC has entered into commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014, which represents approximately 70% of expected oil production from April 1, 2012 through March 31, 2014 attributable to PCEC's proved developed reserves as of December 31, 2011, proportional to the Trust's interest in the Developed Properties. After March 31, 2014, none of the production attributable to the Underlying Properties will be hedged. As a result, the amount of the cash distributions will be subject to the possibility of greater fluctuations after March 2014 due to changes in oil prices.

        The Trust did not bear any commodity derivative settlement costs paid by PCEC, nor was it entitled to any commodity derivative payments received by PCEC, for periods prior to April 2012.

        The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduce the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties reduce the amount of net profits paid to the Trust.

        At the time of the formation of the Trust, PCEC obtained a two-year waiver from the State of California of the requirement to withhold 7% of the amounts paid to the Trust that are attributable to the Conveyed Interests held by unitholders not qualifying for an exemption for withholding. PCEC agreed to use its commercially reasonable efforts to maintain such waiver, including by seeking a renewal of such waiver prior to its expiration under California law. PCEC may not be able to obtain such a waiver in the future, in which case PCEC would be required to withhold such amounts. Unless extended, the waiver will expire on December 31, 2013, and the Trust will be required to begin withholding beginning with the distribution expected to be paid in January 2014.

Additional Provisions

        If a controversy arises as to the sales price of any production, then for purposes of determining gross profit or the amount of Royalty Interest Proceeds:

  •
  any proceeds that are withheld for any reason (other than at the request of PCEC) are not considered received until such time that the proceeds are actually collected;

  •
  amounts received and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to it by the escrow agent; and

  •
  amounts received and not deposited with an escrow agent will be considered to have been received.

        The Trustee is not obligated to return any cash received from the Conveyed Interests. Any overpayments made to the Trust by PCEC due to adjustments to prior calculations of net profits, royalties or otherwise will reduce future amounts payable to the Trust until PCEC recovers the overpayments plus interest at a prime rate (as described in the Conveyance).

        The Conveyance generally permits PCEC to transfer without the consent or approval of the Trust unitholders all or any part of its interest in the Underlying Properties, subject to the Conveyed Interests. The Trust unitholders are not entitled to any proceeds of a sale or transfer of PCEC's interest. Except in certain cases where the Conveyed Interests are released, following a sale or transfer, the Underlying Properties will continue to be subject to the Conveyed Interests, and the gross profits and if applicable, the royalties, attributable to the transferred property will be calculated for such transferred property on a stand alone basis (as part of the computation of net profits and royalties described in this report), paid and distributed by the transferee to the Trust. PCEC will have no further obligations, requirements or responsibilities with respect to any such transferred interests, provided that PCEC delivers to the Trustee an agreement of the transferee of such transferred interests, reasonably satisfactory to the Trustee, in which such transferee assumes the responsibility to perform the Administrative Services that PCEC is required to provide to the Trust pursuant to the operating and services agreement relating to the interests being transferred.

        In addition, PCEC may, without the consent of the Trust unitholders, require the Trust to release the Conveyed Interests associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior twelve months, provided that the Conveyed Interests covered by such releases cannot exceed, during any twelve month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by PCEC to a non-affiliate of the relevant Underlying Properties, are conditioned upon an amount equal to the fair market value (net of sales costs) to the Trust of such Conveyed Interests and will be treated as an offset amount against costs and expenses. PCEC has not identified for sale any of the Underlying Properties.

        As the designated operator of a property comprising the Underlying Properties, PCEC may enter into farm-out, operating, participation and other similar agreements to develop the property, but any transfers made in connection with such agreements will be made subject to the Conveyed Interests. PCEC may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

        PCEC will have the right to release, surrender or abandon its interest in any Underlying Property if PCEC determines in good faith and in accordance with the reasonably prudent operator standard that such Underlying Property that will no longer produce (or be capable of producing) hydrocarbons in paying quantities (determined without regard to the Conveyed Interests). Where PCEC does not operate the Underlying Properties, PCEC is required to use commercially reasonable efforts to exercise its contractual rights to cause the operators of such Underlying Properties to act as a reasonably prudent operator. Upon such release, surrender or abandonment, the portion of the Conveyed Interests relating to the affected property will also be released, surrendered or abandoned, as applicable. PCEC will also have the right to abandon an interest in the Underlying Properties if (a) such abandonment is necessary for health, safety or environmental reasons or (b) the hydrocarbons that would have been produced from the abandoned portion of the Underlying Properties would reasonably be expected to be produced from wells located on the remaining portion of the Underlying Properties.

        PCEC must maintain books and records sufficient to determine the amounts payable for the Conveyed Interests to the Trust. Monthly and annually, PCEC must deliver to the Trustee a statement of the computation of the net profits for each computation period. The Trustee has the right to inspect and review the books and records maintained by PCEC during normal business hours and upon reasonable notice. Each Trust unitholder and his representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee relating to the Trust, subject to such restrictions as are set forth in the Trust agreement.

Federal Income Tax Matters

        The following is a summary of certain U.S. income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

        The summary has limited application to non-U.S. persons and persons subject to special tax treatment such as, without limitation: banks, insurance companies or other financial institutions; Trust unitholders subject to the alternative minimum tax; tax-exempt organizations; dealers in securities or commodities; regulated investment companies; real estate investment trusts; traders in securities that elect to use a mark-to-market method of accounting for their securities holdings; non-U.S. Trust unitholders that are "controlled foreign corporations" or "passive foreign investment companies"; persons that are S-corporations, partnerships or other pass-through entities; persons that own their interest in the Trust Units through S-corporations, partnerships or other pass-through entities; persons that at any time own more than 5% of the aggregate fair market value of the Trust Units; expatriates and certain former citizens or long-term residents of the United States; U.S. Trust unitholders whose functional currency is not the U.S. dollar; persons who hold the Trust Units as a position in a hedging transaction, "straddle," "conversion transaction" or other risk reduction transaction; or persons deemed to sell the Trust Units under the constructive sale provisions of the Code. Each Trust unitholder should consult his own tax advisor with respect to his particular circumstances.

Classification and Taxation of the Trust

        Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel's opinion, at the time of formation, that the Trust will be classified as a grantor trust for U.S. federal income tax purposes. As a grantor trust, the Trust is not subject to U.S. federal income tax at the Trust level. Rather, each Trust unitholder is considered for federal income tax purposes to own its proportionate share of the Trust's assets directly as though no Trust were in existence. The income of the Trust is deemed to be received or accrued by the Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder's tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.

        The Trust will file annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust will allocate these items of income, gain, loss, deduction and credit to Trust unitholders based on record ownership on the monthly record dates. It is possible that the IRS or another taxing authority could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the unitholders affected by this issue and result in an increase in the administrative expense of the Trust in subsequent periods.

Classification of the Net Profits Interests and the Royalty Interest

        For U.S. federal income tax purposes, the Net Profits Interests attributable to the Developed Properties, or the "Developed NPI," and Remaining Properties, or the "Remaining NPI," and the

Royalty Interest will have the tax characteristics of a mineral royalty interest to the extent, at the time of its creation, such Developed NPI, Remaining NPI or Royalty Interest is reasonably expected to have an economic life that corresponds substantially to the economic life of the mineral property or properties burdened thereby. Payments out of production that are received in respect of a mineral interest that constitutes a royalty interest for U.S. federal income tax purposes are taxable under current law as ordinary income subject to an allowance for cost or percentage depletion in respect of such income.

        Based on the reserve report and representations made by PCEC regarding the expected economic life of the Underlying Properties and the expected duration of the Conveyed Interests, tax counsel to the Trust advised the Trust at the time of formation that the Developed NPI will and the Remaining NPI and the Royalty Interest should be treated as continuing, nonoperating economic interests in the nature of royalties payable out of production from the mineral interests they burden.

        Consistent with the foregoing, PCEC and the Trust intend to treat the Conveyed Interests as mineral royalty interests for U.S. federal income tax purposes. The remainder of this discussion assumes that the Conveyed Interests are treated as mineral royalty interests. No assurance can be given that the IRS will not assert that any such interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in Trust units.

Reporting Requirements for Widely-Held Fixed Investment Trusts

        The Trustee assumes that some Trust Units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as "middlemen"). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information and U.S. Federal Income Tax Rates

        In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2012 federal and state income tax returns. This tax information booklet can be obtained at www.pacificcoastoiltrust.com.

        Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

        Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a unitholder's allocable share of the trust's interest and royalty income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual's net investment income from all investments, or (ii) the amount by which the individual's modified adjusted gross income exceeds specified threshold levels depending on such individual's federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Environmental Matters and Regulation

        General.    PCEC's oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the release, discharge or emission of materials into the environment, the handling of hazardous substances or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on PCEC's operations, including requirements to:

  •
  obtain permits to conduct regulated activities;

  •
  limit or prohibit drilling activities on certain lands lying within wetlands and other protected habitats or areas;

  •
  restrict the types, quantities and concentrations of materials that can be released into the environment in the performance of drilling and production activities;

  •
  initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of drilling pits and plugging of abandoned wells; and

  •
  apply specific health and safety criteria addressing worker protection.

        Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of PCEC's operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry may increase the cost of doing business in the industry and may consequently affect profitability. PCEC believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements are reflected in the cash distribution projections contained in this report. However, the clear trend in environmental law and regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on PCEC's development expenses, results of operations and financial position. PCEC may be unable to pass on such increases to its customers. Moreover, accidental releases or spills may occur in the course of PCEC's operations, and there can be no assurance that PCEC will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Similarly, PCEC's inability to obtain future discretionary permits could limit the future performance of the Conveyed Interests.

        The following is a summary of certain existing environmental, health and safety laws and regulations, each as amended from time to time, to which PCEC's business operations are subject.

        Hazardous substance and wastes.    The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. Under CERCLA, these "responsible persons" may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency ("EPA") and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. PCEC generates materials in the course of its operations that may be regulated as hazardous substances.

        The Resource Conservation and Recovery Act ("RCRA") and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes ("E&P Wastes") now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA to request reconsideration of the exemption of E&P Wastes from regulation as hazardous waste under RCRA (which could also affect E&P Wastes' regulation under other environmental laws, including CERCLA).

        Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. In addition, PCEC generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes.

        The real properties upon which PCEC conducts its operations have been used for oil and natural gas exploration and production for many years. Although PCEC may have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released at or from the real properties upon which PCEC conducts its operations, or at or from other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the real properties upon which PCEC conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under PCEC's control. These real properties and the petroleum hydrocarbons and wastes disposed or released at or from these properties may be subject to CERCLA, RCRA and analogous state laws. Under such laws, PCEC could be required to remove or remediate previously disposed wastes, to clean up contaminated property and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination or to pay some or all of the costs of any such action.

        At the Orcutt Diatomite properties, the cyclic steam stimulation technique has the effect of stimulating the release of low-specific-gravity hydrocarbons from the outcrop formation, which manifest at the surface in a series of small "seeps." PCEC periodically inspects this surface formation for seeps, and notifies appropriate authorities when one is located. PCEC uses a French drain system to contain and collect these hydrocarbons under agency supervision. The hydrocarbons collected from the seeps are marketed along with PCEC's other production from its Orcutt properties.

        Water discharges.    The Federal Water Pollution Control Act, also known as the "Clean Water Act," and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into waters of the United States is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure ("SPCC") plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended ("OPA"), amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

        In addition, naturally occurring radioactive material ("NORM") is at times brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

        Air emissions.    The federal Clean Air Act and comparable state and local laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require PCEC to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in August 2012, the EPA adopted new rules that establish new air emission control requirements for oil and natural gas production and natural gas processing operations. The new rules include New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds ("VOCs") and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, the rules establish new leak detection requirements for natural gas processing plants. Compliance with these rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. States can impose air emissions limitations that are more stringent than the federal standards imposed by the EPA, and California air quality laws and regulations are in many instances more stringent than comparable federal laws and regulations. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Regulatory requirements relating to air emissions are particularly stringent in Southern California.

        Climate change.    Recent scientific studies have suggested that emissions of certain gases, commonly referred to as GHGs, and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change,

also known as the "Kyoto Protocol," became effective on February 16, 2005 as a result of these negotiations, but the United States did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a GHG emission reduction target of 17 percent compared to 2005 levels.

        Both houses of Congress have actively considered legislation to reduce emissions of GHGs, and many of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. For example, California enacted AB32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. Because oil production operations emit GHGs, PCEC's operations in California are subject to regulations issued under AB32. These regulations increase PCEC's costs for those operations and adversely affect its operating results. Although it is not possible at this time to predict when Congress may pass climate change legislation, any future federal or state laws that may be adopted to address GHG emissions could require PCEC to incur increased operating costs and could adversely affect demand for the oil and natural gas PCEC produces.

        In addition, on December 15, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that limit emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under PSD and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld EPA's GHG regulations; petitions for review by the U.S. Supreme Court are due in April 2013. In addition, on November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The Underlying Properties may be subject to these requirements or become subject to them in the future.

        Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact PCEC's operations. In addition to these regulatory developments, recent judicial decisions that have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase PCEC's litigation risk for such claims. The adoption of any future regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the equipment and operations of PCEC could require PCEC to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that PCEC produces.

        Legislation or regulations that may be adopted to address climate change could also affect the markets for PCEC's products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG emitting energy sources, PCEC's products would become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG emitting energy, PCEC's products would become less desirable in the market with more stringent limitations on GHG emissions. PCEC cannot predict with any certainty at this time how these possibilities may affect its operations.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by PCEC or otherwise cause PCEC to incur significant costs in preparing for or responding to those effects.

        National Environmental Policy Act and California Environmental Quality Act.    Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended ("NEPA"). Some of PCEC's production, most notably from the Sawtelle property, is located on federally-administered land and therefore permits or authorizations issued for this field may be subject to NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. This process has the potential to delay the development of oil and natural gas projects.

        Similarly, the CEQA imposes similar requirements on California state and local agencies to review environmental impacts from their proposed approvals and to develop and impose mitigation measures appropriate to reduce such impacts to insignificance where feasible. All of the Underlying Properties are located in California and are therefore subject to CEQA to the extent discretionary permits or approvals are required from California state or local agencies. In particular, PCEC's plan to increase production in the Orcutt Diatomite beyond the currently-permitted wells will require additional permits and approvals from various state, federal and local agencies, in addition to a new review under CEQA, possibly including an environmental impact report. Such a process could take many months or longer, and there can be no assurance that such permits would be timely obtained or on terms and conditions consistent with PCEC's proposed plan.

        Endangered Species Act.    The federal Endangered Species Act ("ESA") restricts activities that may affect endangered and threatened species or their habitats. The presence of endangered species or designation of previously unidentified endangered or threatened species could cause PCEC to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas, including the obligation to obtain permits from the United States Fish & Wildlife Service ("FWS") or the California Department of Fish & Game with respect to one or more such species. For example, as a result of a settlement reached in 2011, the FWS has published a work plan for listing more than 450 species as endangered or threatened over the next several years. Certain protected species are known to occur on PCEC's Orcutt and East Coyote properties, and others may yet be found or proposed for protection at one or more of the Underlying Properties. While some of PCEC's facilities or leased acreage may be located in areas that are or will be designated as habitat for endangered or threatened species, PCEC believes that it is currently in substantial compliance with the ESA.

        Employee health and safety.    The operations of PCEC are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act ("OSHA)" and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

PCEC believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Where You Can Find Other Information

        We maintain a website at http://www.pacificcoastoiltrust.com. The Trust's filings under the Exchange Act are available at our website and are also available electronically from the website maintained by SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

Item 1A.    Risk Factors.

Prices of oil and natural gas fluctuate, and changes in prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

        The Trust's reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Prices of oil and natural gas can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and PCEC. These factors include, among others:

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

  •
  acts of force majeure.

        Brent crude oil prices declined from record high levels in early July 2008 of over $143.00 per Bbl to below $35.00 per Bbl in December 2008. In 2012, Brent crude oil prices ranged from $88.69 per Bbl to $128.14 per Bbl. Henry Hub natural gas prices declined from over $9.19 per MMBtu in July 2008 to below $2.00 per MMBtu in April 2012. In 2012, Henry Hub natural gas prices ranged from $1.95 per MMBtu to $3.54 per MMBtu.

        Changes in the prices of oil and natural gas may reduce profits to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, PCEC or any third-party operator could determine during periods of low commodity prices to shut in or curtail production from wells on the Underlying Properties. In addition, PCEC or any third-party operator could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, PCEC or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of any Conveyed Interest relating to the abandoned well or property.

        The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, a decrease in commodity prices may cause the expenses of certain wells to exceed the well's revenue. If this scenario were to occur, PCEC or any third-party operator may decide to shut-in the well or plug and abandon the well. This scenario could reduce future cash distributions to Trust unitholders. In addition, PCEC is also sensitive to increasing natural gas prices at its Orcutt properties, where it consumes natural gas in connection with its production of oil. Accordingly, at times when PCEC is a net buyer of natural gas, increases in the price of natural gas may reduce proceeds from production from PCEC's Orcutt Diatomite properties and could reduce future cash distributions to Trust unitholders.

        PCEC has entered into commodity derivative contracts with an affiliate of Wells Fargo in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014. The commodity derivative contracts are intended to reduce exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. The commodity derivative contracts will limit the benefit to the Trust of any increase in oil prices through March 31, 2014. The Trust is required to bear the settlement costs, if any, relating to the commodity derivatives contracts regardless of whether the corresponding quantities of oil are produced or sold. The terms of the Conveyance of the Conveyed Interests prohibit PCEC from entering into additional hedging arrangements burdening the Trust. As a result, the amount of the cash distributions will be subject to a greater fluctuation after March 31, 2014 due to changes in oil prices.

Actual reserves and future production may be less than engineers' estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

        The value of the Trust units and the amount of future cash distributions to the Trust unitholders depends upon, among other things, the accuracy of the reserves and future production estimated to be attributable to the Trust's interest in the Underlying Properties as summarized in the reports the Trust obtains from its independent petroleum engineers. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could vary both positively and negatively and in material amounts from estimates. Furthermore, direct operating expenses and development expenses relating to the Underlying Properties could be substantially higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

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

        The process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond the Trust's or PCEC's control, including risks that could delay PCEC's or other third-party operators' current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. PCEC is not obligated to undertake any development activities, and, as a result, any drilling or completion activities will be subject to the reasonable discretion of PCEC. PCEC's plan to increase production in the Orcutt Diatomite and West Pico properties beyond the currently permitted wells will require additional permits and approvals from various state and local agencies. There can be no assurances that such permits will be issued in a timely manner or at all. Additionally, the ability of PCEC or any third-party operator to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

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

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence PCEC or control the operations or development of the Underlying Properties.

        The Trust units are a passive investment that entitle the Trust unitholder only to receive cash distributions from the Conveyed Interests and commodity derivative contracts. Trust unitholders have no voting rights with respect to PCEC and, therefore, have no managerial, contractual or other ability to influence PCEC's activities or the operations of the Underlying Properties. PCEC operated approximately 91% of the average daily production from the Underlying Properties for the month ended December 31, 2012 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, PCEC may take actions that are in its own interest that may be different from the interests of the Trust.

Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders.

        The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could hinder the ability of PCEC or any third-party operator to conduct the operations which it currently has planned for the Underlying Properties, which would reduce the amount of cash received by the Trust and available for distribution to the Trust unitholders.

PCEC may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent.

        PCEC may at any time transfer all or part of the Underlying Properties, subject to and burdened by the applicable Conveyed Interests, and may abandon individual wells or properties reasonably believed to be uneconomic. Trust unitholders are not entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer. Following any sale or transfer of any of the Underlying Properties, the applicable Net Profits Interest and if applicable, the Royalty Interest, will continue to burden the transferred property and net profits and royalties attributable to such transferred property will be calculated for such transferred property on a standalone basis using the computation of net profits and royalties set forth in the Conveyance related to the Conveyed Interests. PCEC may delegate to the transferee responsibility for all of PCEC's obligations relating to the applicable Conveyed Interests on the portion of the Underlying Properties transferred.

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

        Future maintenance projects on the Underlying Properties may affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. Furthermore, with respect to properties for which PCEC is not designated as the operator, PCEC has limited control over the timing or amount of those development expenses. PCEC also has the right to non-consent and not participate in the development expenses on properties for which it is not the operator, in which case PCEC and the Trust will not receive the production resulting from such development expenses until after payout occurs pursuant to the applicable joint operating agreements. If PCEC or any third-party operator does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by PCEC or estimated in the reserve reports.

        The Trust Agreement provides that the Trust's activities are limited to owning the Conveyed Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance related to the Conveyed Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties, net profits interests or royalties to replace the depleting assets and production attributable to the Conveyed Interests.

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

        PCEC's crude oil production is sold in the local markets where the pricing is based on local or regional supply and demand factors. The difference between the benchmark price and the price PCEC receives is called a differential. PCEC cannot predict how the differential applicable to its production will change in the future, and it is possible that the differentials and the prices received for PCEC's oil production may decrease. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the mid-stream or downstream sectors of the industry, trade restrictions and governmental regulations. Changes in the differential between common benchmark prices for oil and the wellhead price PCEC receives could adversely impact the cash distributions available to Trust unitholders.

The amount of cash available for distribution by the Trust is reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust.

        The Trust indirectly bears an 80% share of all costs and expenses related to the production from the Developed Properties and a 25% share of all costs and expenses related to the production from the Remaining Properties. These costs and expenses include direct operating expenses and development expenses, which reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of a Net Profits Interest. Historical costs may not be indicative of future costs. For example, PCEC may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust is further reduced by the Trust's general and administrative expenses and by the PCEC operating and services fee, which is $1,000,000 annually, subject to adjustments for changes in the CPI commencing on April 1, 2013.

        Net profits payable to the Trust depend upon production quantities, sales prices of oil and natural gas and costs to develop and produce the oil and natural gas. Royalty Interest Proceeds depend on the Trust's share of production and property taxes and post-production costs, if any. If at any time cumulative costs for the Developed Properties or the Remaining Properties exceed cumulative gross proceeds associated with such properties, neither the Trust nor the Trust unitholders would be liable for the excess costs, but the Trust would not receive any net profits from the Developed Properties or the Remaining Properties, as the case may be, until cumulative gross proceeds for such properties exceed the cumulative total excess costs for such properties.

The generation of profits and royalties for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

        The marketability of PCEC's oil and natural gas production depends in part upon the availability, proximity and capacity of gathering, transportation and processing facilities owned by third parties. In general, PCEC does not control these third-party facilities and its access to them may be limited or denied due to circumstances beyond its control. A significant disruption in the availability of these facilities could adversely impact PCEC's ability to deliver to market the oil and natural gas it produces and thereby cause a significant interruption in PCEC's operations. In some cases, PCEC's ability to deliver to market its oil and natural gas is dependent upon coordination among third parties who own the transportation and processing facilities it uses, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt PCEC's operations. These are risks for which PCEC generally does not maintain insurance.

        The facilities at PCEC's West Pico, East Coyote and Sawtelle properties are located in urban settings. The available means for alternative transportation of production from these properties are limited, due to the difficulties of building transportation systems in these areas as well as permitting restrictions pertaining to trucking. In addition, PCEC's Orcutt properties are currently serviced by a single gathering system, and there are a limited number of other transportation alternatives in the area. A change in PCEC's current takeaway arrangements, in the absence of satisfactory alternatives, would have an adverse effect on PCEC's operations. PCEC would be similarly affected if any of the other transportation, gathering and processing facilities it uses became unavailable or unable to provide services.

ConocoPhillips purchases a significant percentage of PCEC's production, and a decision by ConocoPhillips to discontinue or reduce its purchases of PCEC's production may adversely impact the cash distributions available to Trust unitholders.

        In 2012, ConocoPhillips purchased 94% of PCEC's production. ConocoPhillips' purchase of oil production from the Orcutt properties is pursuant to a long-term sales contract between ConocoPhillips and PCEC, and its purchase of oil production from the Sawtelle and West Pico properties is pursuant to a month-to-month contract. If ConocoPhillips were to no longer purchase PCEC's production, or were to significantly reduce the amount of production it purchases, the cash distributions available to Trust unitholders may be adversely impacted.

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

Recent regulatory changes in California have and may continue to negatively impact PCEC's production in its Diatomite properties.

        Recent regulatory changes in California have impacted PCEC's Diatomite production. In 2010, Diatomite production decreased significantly due to the inability to drill new wells pending the receipt of permits from the California Department of Conservation, Division of Oil, Gas, and Geothermal Resources, or "DOGGR." PCEC has approval under these new regulations for its current 96-well Diatomite drilling program, though the drilling of additional wells will require additional approval. The current approval, among other things, includes stringent operating, response and preventative requirements relating to mechanical integrity testing and responses to integrity issues and surface expressions, among others. Compliance with these requirements and delays in regulatory reviews, as well as other regulatory action and inaction, may negatively impact the pace of drilling and steam injection and may impact development from PCEC's Diatomite properties in the near term. PCEC may not be successful in streamlining the review process with the DOGGR or in taking additional steps to more efficiently manage operations to avoid additional delays. PCEC's production activities in the Diatomite zone have resulted in crude oil from the near-surface Careaga zone reaching the surface in various locations in the Orcutt field. PCEC controls such surface expressions by balancing the amount of fluids injected and withdrawn into the Diatomite zone. However, in areas where surface expressions still occur, the crude oil is collected through a surface gathering system. In addition, two wells in the field have developed casing leaks that allowed steam to reach the surface. Steaming operations in several Diatomite wells had to be suspended for periods of time during 2011 while surface expressions were being investigated or changes made to nearby well configurations. The DOGGR may impose additional operational restrictions or requirements, including requiring that wells be shut in, as a result of incidents involving surface expressions. PCEC is allowed to produce at its Orcutt properties despite surface expressions pursuant to a field order issued by DOGGR. This field order is subject to change or revocation by DOGGR at its sole discretion.

The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.

        The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Conveyed Interests and the distributions to Trust unitholders. PCEC does not obtain title insurance covering mineral leaseholds, and PCEC's failure to cure any title defects may cause PCEC to lose its rights to production from the Underlying Properties. In the event of any such material title problem, profits available for distribution to Trust unitholders and the value of the Trust units may be reduced.

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

        As working interest owners in, and the operators of substantially all wells on, the Underlying Properties, PCEC and its affiliates could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

  •
  PCEC's interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which PCEC acts as the operator. PCEC may also make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include reducing development expenses for those properties for which PCEC acts as the operator, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

  •
  PCEC may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders and the purchasers may lack PCEC's experience or its credit worthiness. PCEC also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Conveyed Interests in connection with a sale of a portion of the Underlying Properties to which such Conveyed Interests relates. In such an event, the Trust is entitled to receive the fair market value (net of sales costs) of the Conveyed Interests released, which will be treated as an offset amount against costs and expenses. Please read "The Underlying Properties—Sale and Abandonment of Underlying Properties."

  •
  PCEC has registration rights and can sell its Trust units without considering the effects such sale may have on Trust unit prices or on the Trust itself. Additionally, PCEC can vote its Trust units in its sole discretion without considering the interests of the other Trust unitholders. PCEC is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties or liabilities to the Trust unitholders or the Trust.

The Trust is managed by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

        The affairs of the Trust are managed by the Trustee. Your voting rights as a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for the Trust to hold annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust does not intend to hold annual meetings of Trust unitholders. The Trust agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by PCEC, called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it would be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of PCEC so long as it holds a significant percentage of total Trust units.

Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Conveyed Interests, and PCEC's liability to the Trust is limited.

        The Trust agreement permits the Trustee to sue PCEC or any other future owner of the Underlying Properties to enforce the terms of the Conveyance creating the Conveyed Interests. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, Trust unitholders' recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust agreement expressly limits a Trust unitholder's ability to directly sue PCEC or any other third party other than the Trustee. As a result, Trust unitholders are not able to sue PCEC or any future owner of the Underlying Properties to enforce these rights. Furthermore, the conveyance creating the Conveyed Interests provides that, except as set forth in the Conveyance, PCEC will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct.

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

        The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying

Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require PCEC, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. PCEC's Orcutt and East Coyote properties are located in areas that host several endangered plant and animal species. The known presence of these endangered species may limit future operations in certain areas of the properties and will result in increased costs of development as certain procedures must be used to protect such species and costs may be incurred to provide habitat areas or substitute replacement areas.

        In addition, PCEC's plan to increase production in the Diatomite formation beyond the currently permitted wells will require additional permits and approvals from various state, federal and local agencies, in addition to a new review under the California Environmental Quality Act. Such a process could take many months or possibly longer, and there can be no assurance that such permits would be timely obtained or on terms and conditions consistent with PCEC's proposed plan.

        For all of PCEC's operations, numerous governmental authorities such as the EPA, analogous state agencies such as the DOGGR and local agencies such as the County of Santa Barbara Planning and Development, Energy Division, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair PCEC's ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits and royalties attributable to the Conveyed Interests.

        There is inherent risk of incurring significant environmental costs and liabilities in the operations on the Underlying Properties as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to operations, and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, PCEC could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether PCEC was responsible for the release or contamination or whether PCEC was in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose PCEC to significant liabilities that could have a material adverse effect on PCEC's business, financial condition and results of operations and could reduce the amount of cash available for distribution to Trust unitholders. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require PCEC to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. PCEC may be unable to recover some or any of these costs from insurance, in which case the amount of cash received by the Trust may be decreased. The Trust indirectly bears an 80% share of all costs and expenses related to the production from the Developed Properties and a 25% share of all costs and expenses related to the production from the Remaining Properties, including those related to environmental compliance and liabilities associated with the Underlying Properties, including costs and liabilities resulting from conditions that existed prior to PCEC's acquisition of the Underlying Properties unless such costs and expenses result from the operator's negligence or misconduct. In addition, as a result of the increased cost of compliance, PCEC may decide to discontinue drilling.

The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

        The production and development operations on the Underlying Properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, PCEC must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. PCEC may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, and the Trust's income is reduced by its 80% share of such costs related to the production from the Developed Properties and a 25% share of such costs related to the production from the Remaining Properties. In addition, PCEC's costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations. Such costs could have a material adverse effect on PCEC's business, financial condition and results of operations and reduce the amount of cash received by the Trust in respect of the Conveyed Interests. For example, in California, there have been proposals at the legislative initiative and executive levels over the past two years for tax increases which have included a severance tax as high as 15% on all oil production in California. The County of Santa Barbara also recently considered imposing a severance tax. Although the proposals have not passed, the financial crisis in the State of California could lead to a severance tax on oil being imposed in the future. While PCEC cannot predict the impact of such a tax given the uncertainty of the proposals, the imposition of such a tax could have severe negative impacts on both its willingness and ability to incur capital expenditures to increase production, could severely reduce or completely eliminate PCEC's profit margins and would result in lower oil production in PCEC's properties due to the need to shut-in wells and facilities made uneconomic either immediately or at an earlier time than would have previously been the case. PCEC must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets.

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

        Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of PCEC and third-party downstream oil and natural gas transporters. These and other laws and regulations can limit the amount of oil and natural gas PCEC can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust's interests.

        New laws or regulations, or changes to existing laws or regulations, may unfavorably impact PCEC, could result in increased operating costs or have a material adverse effect on its financial condition and results of operations and reduce the amount of cash received by the Trust. For example, Congress has considered legislation that, if adopted, would subject companies involved in oil and natural gas exploration and production activities to, among other items, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of PCEC, reduce its liquidity, delay its operations or otherwise alter the way PCEC conducts its business, any of which could have a material adverse effect on the Trust and the amount of cash available for distribution to Trust unitholders.

Climate change laws and regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the oil and natural gas that PCEC produces while the physical effects of climate change could disrupt their production and cause it to incur significant costs in preparing for or responding to those effects.

        The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth's atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles as well as rules that regulate emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration ("PSD") and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld EPA's GHG regulations; petitions for review by the U.S. Supreme Court are due in April 2013. These EPA rules could affect the operations on the Underlying Properties or the ability of PCEC to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, although industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The Underlying Properties may be subject to these requirements or become subject to them in the future. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from the equipment or operations of PCEC could require PCEC to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations. Such requirements could also adversely affect demand for the oil and natural gas produced, all of which could reduce profits and royalties attributable to the Conveyed Interests and, as a result, the Trust's cash available for distribution.

        In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and many of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time.

        For example, California enacted AB32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The final cap-and-trade program began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. Because oil production operations emit GHGs, PCEC's operations in California are subject to regulations issued under AB32. These regulations increase PCEC's costs for those operations and adversely affect its operating results. Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact PCEC and the Trust. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, PCEC cannot predict the financial impact of related developments on PCEC or the Trust.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on PCEC's assets and operations and, consequently, may reduce profits and royalties attributable to the Conveyed Interests and, as a result, the Trust's cash available for distribution.

The bankruptcy of PCEC or any third-party operator could impede the operation of wells and the development of proved undeveloped reserves.

        The value of the Conveyed Interests and the Trust's ultimate cash available for distribution is highly dependent on PCEC's financial condition. Neither PCEC nor any of the other operators of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

        The ability to develop and operate the Underlying Properties depends on PCEC's future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of PCEC. PCEC is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Therefore, neither the Trust unitholders nor the Trustee have access to financial information about PCEC.

        In the event of the bankruptcy of PCEC or any third-party operator of the Underlying Properties, the working interest owners in the affected properties, creditors or the debtor-in-possession would have to seek a new party to perform the development and the operations of the affected wells. PCEC or the other working interest owners may not be able to find a replacement driller or operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As a result, such a bankruptcy may result in reduced production of reserves and decreased distributions to Trust unitholders.

In the event of the bankruptcy of PCEC, if a court held that the Net Profits Interests were part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interests.

        PCEC and the Trust believe that the Net Profits Interests would be treated as an interest in real property under the laws of the State of California. While no California case has defined the nature of a

"net profits interest," the California Supreme Court has held that an overriding royalty interest in an oil and gas lease (such as the Royalty Interest) is an interest in real property. The California Supreme Court has also explained that the nature of the interest created depends upon the intention of the parties involved. Given that the Net Profits Interests are defined in the Conveyance as an overriding royalty interest payable on the basis of net profits and the Conveyance states that it is the express intent of the parties that the Net Profits Interests constitute, for all purposes, an interest in real property, it is likely that a California court would hold that the Net Profits Interests are an interest in real property. Nevertheless, the outcome is not certain because there is no dispositive California Supreme Court case directly concluding that a conveyance of a "net profits interest" constitutes the conveyance of a real property interest. As such, in a bankruptcy of PCEC, the Net Profits Interests might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of PCEC, in which case the Trust would be an unsecured creditor of PCEC at risk of losing the entire value of the Net Profits Interests to senior creditors.

Due to the Trust's lack of geographic and industry diversification, adverse developments in California could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distributions to Trust unitholders.

        The operations of the Underlying Properties are focused exclusively on the production and development of oil and natural gas within the state of California. As a result, the results of operations and cash flows of the Underlying Properties depend upon continuing operations in this area. This concentration could disproportionately expose the Trust's interests to operational and regulatory risk in this area. Due to the lack of diversification in geographic location, adverse developments in exploration and production of oil and natural gas in this area of operation could have a significantly greater impact on the results of operations and cash flows of the Underlying Properties than if the operations were more diversified.

The receipt of payments by PCEC based on any commodity derivative contract depends upon the financial position of commodity derivative contract counterparties. A default by any commodity derivative contract counterparties could reduce the amount of cash available for distribution to the Trust unitholders.

        Payments from any commodity derivative contract counterparties to PCEC are intended to offset costs and thus have the effect of providing additional cash to the Trust during periods of lower crude oil prices. In the event that any of the counterparties to commodity derivative contracts default on their obligations to make payments to PCEC under the commodity derivative contracts, the cash distributions to the Trust unitholders could be materially reduced. PCEC does not have any security interest from its hedge counterparties against which it could recover in the event of a default by any such counterparty.

Pursuant to the recently enacted JOBS Act, the Trust's independent registered public accounting firm is not required to attest to the effectiveness of the Trust's internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as the Trust is an emerging growth company and the Trust may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

        The Trust is required to disclose changes made in its internal control over financial reporting on a quarterly basis and the Trustee is required to assess the effectiveness of the Trust's controls annually. However, for as long as the Trust is an "emerging growth company" under the recently enacted JOBS Act, its independent registered public accounting firm is not required to attest to the effectiveness of the Trust's internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Trust could be an emerging growth company for up to five years. Even if the Trustee concludes that the Trust's internal controls over financial reporting are effective, the Trust's independent registered public accounting firm may still decline to attest to the Trustee's assessment or may issue a report that is qualified if it is not satisfied with the Trust's controls or the level at which the Trust's controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently.

        In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust elected to delay such adoption of new or revised accounting standards, and as a result, the Trust may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, the Trust's financial statements may not be comparable to the financial statements of other public companies. The Trust may take advantage of these reporting exemptions until it is no longer an "emerging growth company." Neither PCEC nor the Trust can predict if investors will find the Trust units less attractive because the Trust relies on these exemptions. If some investors find the Trust units less attractive as a result, there may be a less active trading market for the Trust units and the Trust's trading price may be more volatile.

Tax Risks Related to the Trust's Trust Units

The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a "grantor trust" for federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

        If the Trust were not treated as a grantor trust for federal income tax purposes, the Trust may be properly classified as a partnership for such purposes. Although the Trust would not become subject to federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust unitholders, the Trust's tax compliance requirements would be more complex and costly to implement and maintain, and its distributions to Trust unitholders could be reduced as a result.

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

        Both the Obama Administration's budget proposal for fiscal year 2013 and other recently introduced legislation include proposals that would, among other things, eliminate or reduce certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to the repeal of the percentage depletion allowance for oil and gas properties. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, could reduce the cash available for distribution to the Trust unitholders or adversely affect the value of the Trust units.

Unitholders are required to pay taxes on their share of the Trust's income even if they do not receive any cash distributions from the Trust.

        Trust unitholders are treated as if they own the Trust's assets and receive the Trust's income and are directly taxable thereon as if no Trust were in existence. Because the Trust generates taxable income that could be different in amount than the cash the Trust distributes, unitholders are required to pay any federal and applicable California income taxes and, in some cases, other state and local income taxes on their share of the Trust's taxable income even if they receive no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to such unitholder's share of the Trust's taxable income or even equal to the actual tax liability that results from that income.

A portion of any tax gain on the disposition of the Trust units could be taxed as ordinary income.

        If a unitholder sells Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder's tax basis in those Trust units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture. Potential investors should consult with their tax advisors prior to acquiring Trust units. Please see "United States Federal Income Tax Considerations—Tax Consequences to U.S. Trust Unitholders—Disposition of Trust Units" in the Prospectus for additional information.

The Trust allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the monthly record date, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

        The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the monthly record date, instead of on the basis of the date a particular Trust unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

As a result of investing in Trust units, unitholders may become subject to state and local taxes and return filing requirements in California.

        In addition to federal income taxes, Trust unitholders will likely be subject to other taxes, including state and local taxes that are imposed in California, where the Underlying Properties are located, even if the Trust unitholders do not live in California. Trust unitholders likely are required to file state and local income tax returns and pay state and local income taxes in California. Further, Trust unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Trust unitholder to file all federal, state and local tax returns.

        At the time of the formation of the Trust, PCEC obtained a two-year waiver from the State of California of the requirement to withhold 7% of the amounts paid to the Trust that are attributable to the Conveyed Interests held by unitholders not qualifying for an exemption for withholding. PCEC agreed to use its commercially reasonable efforts to maintain such waiver, including by seeking a renewal of such waiver prior to its expiration under California law. PCEC may not be able to obtain such a waiver in the future, in which case PCEC would be required to withhold such amounts. Unless extended, the waiver will expire on December 31, 2013, and the Trust will be required to begin withholding beginning with the distribution expected to be paid in January 2014.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

Description of the Underlying Properties

        The Underlying Properties consist of producing and non-producing interests in oil units, wells and lands located onshore in California in the Santa Maria Basin, which contains PCEC's Orcutt properties, and the Los Angeles Basin, which contains PCEC's West Pico, East Coyote and Sawtelle properties.

        The Underlying Properties are located in areas with significant histories of oil and natural gas production. The Santa Maria and Los Angeles Basins are some of California's longest producing oil regions. Oil reserves in the Santa Maria Basin were discovered in 1901, and the basin has produced over one billion Bbls of oil since that time. Oil reserves in the Los Angeles Basin were discovered in 1892, and the basin has produced over nine billion Bbls of oil since that time. Long producing histories in the Santa Maria and Los Angeles Basins provide for well-established production profiles and increased certainty of production estimates.

        PCEC acquired its Orcutt properties in the Santa Maria Basin in 2004. PCEC operates approximately 100% of the average daily production associated with these assets and has an average working interest and net revenue interest of approximately 97% and 94%, respectively, in its Orcutt properties. PCEC acquired its West Pico and Sawtelle properties in the Los Angeles Basin in 1993 and acquired its East Coyote properties in 1999 and 2000. PCEC operated approximately 95% of the average daily production associated with its West Pico properties in the Los Angeles Basin during 2012 and its interests in Sawtelle and East Coyote were operated by BreitBurn Operating L.P., a subsidiary of BreitBurn Energy Partners L.P.

        As of December 31, 2012, the Underlying Properties had proved reserves of 33.7 MMBoe. As of December 31, 2012, approximately 71% of the volumes of the proved reserves associated with the Underlying Properties and 85% of the volumes of the proved reserves associated with the Trust were attributed to proved developed reserves. Proved developed reserves are the most valuable and lowest risk category of reserves because their production requires no significant future development expenses. In addition, 100% of the Underlying Properties are held by production or owned in fee. Average net sales (after royalties and other interests) from the Underlying Properties for the twelve months ended December 31, 2012 were approximately 3,121 Boe/d (or 2,662 Boe/d attributable to 80% of proved developed reserves on the Underlying Properties), comprised of approximately 98% oil.

        PCEC's interests in the Underlying Properties require PCEC to bear its proportionate share of the costs of development and operation of such properties. The Underlying Properties are burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

        Netherland, Sewell & Associates, Inc., independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties' full economic life and for the Trust life as of December 31, 2012. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third-party reserve reports is Mark L. Pease, the Chief Operating Officer of our General Partner. Mr. Pease received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1979. Prior to joining our General

Partner, Mr. Pease was Senior Vice President, E&P Technology & Services for Anadarko Petroleum Corporation. Mr. Pease has over 30 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Pease consults with Netherland, Sewell & Associates, Inc. during the reserve estimation process to review properties, assumptions and relevant data.

        See Appendix A to this report for the estimates of proved reserves provided by Netherland, Sewell & Associates, Inc. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report included in this report are Mr. J. Carter Henson, Jr. and Mr. Mike K. Norton. Mr. Henson has been practicing consulting petroleum engineering at NSAI since 1989. He is a Licensed Professional Engineer in the State of Texas (License No. 73964) and has over 30 years of practical experience in petroleum engineering, with over 22 years experience in the estimation and evaluation of reserves. He graduated from Rice University in 1981 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Mike K. Norton has been practicing consulting petroleum geology at NSAI since 1989. Mr. Norton is a Licensed Petroleum Geologist in the State of Texas (License No. 441) and has over 34 years of practical experience in petroleum geosciences, with over 29 years experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

        Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in Supplemental Note A to the financial statements of the Trust included in this Form 10-K. PCEC has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

        The following table summarizes the estimated proved reserve quantities and discounted future net cash flows attributable to the Trust and Underlying Properties as of December 31, 2012:

	Trust Net Profits Interests				Underlying Properties
	Oil(a) (MBBL)	Natural Gas (MMCF)	Total (MBOE)	Discounted Future Net Cash Flows (in thousands)	Oil(a) (MBBL)	Natural Gas (MMCF)	Total (MBOE)	Discounted Future Net Cash Flows (in thousands)
Proved
Developed Properties	8,320.4	1,535.7	8,576.3	$444,606.6	19,712.6	3,225.3	20,250.2	$555,608.5
Remaining Properties—Developed	669.9	—	669.9	34,332.2	3,668.0	—	3,668.0	152,259.5
Remaining Properties—Undeveloped	1,601.4	45.0	1,608.9	59,603.7	9,737.3	243.2	9,777.8	220,784.7

Total Proved	10,591.7	1,580.7	10,855.1	$538,542.5	33,117.9	3,468.5	33,696.0	$928,652.8

(a)
Estimated proved reserves of oil include condensate and natural gas liquids.

        The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves.

        The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the period from Inception through December 31, 2012 are as follows (in thousands):

Standardized measure, May 8, 2012 (Inception)	$—
Conveyance of Net Profits Interest by PCEC	441,166
Net change in sales and transfer prices, net of production expense	(19,069)
Accretion of discount	29,411
Revisions of previous estimates and other	125,990
Income from conveyed interests	(38,955)

Standardized measure, December 31, 2012	$538,543

        Average oil and natural gas prices of $94.71 per barrel and $2.76 per Mcf were used to determine the estimated future net revenues from the Underlying Properties at December 31, 2012.

        The estimates are for proved reserves only and do not include any probable or possible reserves nor have any values been attributed to interest in acreage beyond the location for which undeveloped reserves have been estimated.

Producing Acreage and Well Counts

        For the following data, "gross" refers to the total number of wells or acres in which PCEC owns a working interest and "net" refers to gross wells or acres multiplied by the percentage working interest owned by PCEC. All of the acreage comprising the Underlying Properties is held by production. Although many of PCEC's wells produce both oil and associated natural gas, because the majority of production is oil-based, all of PCEC's wells are classified as oil wells. The Underlying Properties are interests in properties located in the Santa Maria Basin and Los Angeles Basin. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2012.

	Acres
	Gross	Net
Santa Maria Basin	4,578	3,704
Los Angeles Basin	2,107	1,082

Total	6,685	4,786

        The following is a summary of the producing wells on the Underlying Properties as of December 31, 2012:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Santa Maria Basin	216	210	0	0
Los Angeles Basin	97	42	0	0

Total	313	252	0	0

(1)
Total wells include 253 operated wells, 57 wells operated by BreitBurn Operating L.P., a subsidiary of BreitBurn Energy Partners L.P. and three wells operated by Plains Exploration & Production Company ("PXP").

        The following is a summary of the number of development wells drilled on the Underlying Properties during 2012.

	Year Ended December 31, 2012
	Gross(1)	Net
Development Wells:
Productive	37	37
Dry holes	0	0

Total	37	37

(1)
There was one well in progress at December 31, 2012.

Santa Maria Basin

        The Santa Maria Basin consists primarily of oil reserves and prospects in multiple geologic horizons and is one of California's largest producing oil regions. Conventional production from PCEC's Orcutt properties is derived from the Monterey, Point Sal and SX Sand formations, which are characterized by long-lived reserves. In addition, the Diatomite and Careaga formations, located at depths less than 900 feet below the surface, provide access to unconventional oil reserves. The portion of the Underlying Properties located in the Orcutt oilfield consists of 4,578 gross (3,704 net) acres.

        The following table sets forth the productive zones, recovery method and certain additional information related to the Orcutt properties in the Santa Maria Basin included in the Underlying Properties:

Productive Zone	Recovery Method	Working Interest	Net Revenue Interest
Monterey / Point Sal	Waterflood	94%	89%
SX Sand	Waterflood	100%	100%
Diatomite	Cyclic steam flood	100%	100%
Careaga	Collection	100%	100%

  Orcutt Conventional

        The Orcutt oilfield was discovered in 1901 and has produced continuously since that time. Initial production from the Orcutt oilfield came from the Monterey and Point Sal formations, which are located at depths between 1,700 and 2,700 feet below the surface. The Monterey formation in the Orcutt oilfield is a fractured dolomitic shale that is highly productive. The Point Sal formation is a shallow marine deposited turbidite sandstone that is also highly productive. Oil recovery from these formations is enhanced by waterflood injection. Beginning in 2005 the SX formation underlying PCEC's Orcutt properties was developed. The SX formation is a silty sandstone at a depth of 1,300 feet below the surface. A waterflood was initiated for the SX formation in 2009 to maintain reservoir pressure. The producing wells are all artificially lifted with rod pumps and electric submersible pumps. There are currently 125 Monterey, Point Sal and SX formation producing wells, and 58 waterflood injection wells on PCEC's conventional Orcutt properties. PCEC has operated its Orcutt properties for over seven years. PCEC operates 100% of these assets and has an average working interest of approximately 95%.

  Orcutt Diatomite

        The Diatomite is a massive silica-rich rock composed of the shells of single-cell organisms that were abundant during certain geologic periods. A Diatomite formation has very high porosity (up to 70%) but very low permeability, meaning fluids will not flow through the rock. Enhanced recovery techniques are used to produce oil from a Diatomite formation. In the 1990s, companies in California began to develop the Diatomite formation utilizing cyclic steam injection to enable oil recovery. These Diatomite formations have very high oil content but are unable to flow oil to a well bore without the cyclic steam injection. The recovery process in the Diatomite consists of injecting steam into each well, letting the steam soak for one to two days, and then producing the well by flowing the hot oil and water to surface. The process is sometimes enhanced by pumping the oil and water for one to four weeks, until the well is ready to be steamed again.

        The Diatomite formation in the Orcutt oilfield is a shallow zone that lies approximately 100 to 900 feet below the surface. PCEC began cyclic steam development in 2005 and was producing 49 Diatomite wells using the process described above as of December 31, 2012. PCEC began a project expansion in 2011 to increase the total Diatomite project to 96 wells.

        PCEC has targeted the Diatomite formation at depths greater than 400 feet below the surface for development, the area of which covers 750 acres within PCEC's Orcutt properties. PCEC has developed approximately 30 acres to date, and produced over 420 MBoe from the Diatomite oilfield.

  Careaga formation

        Overlying the Diatomite formation in the Orcutt oilfield is the Careaga sandstone reservoir. The Careaga outcrops at the surface in some locations and extends to depths of 90 to 160 feet below the surface. This reservoir contains very heavy oil (11 degree API) that can flow to the surface through seeps. PCEC is collecting the Careaga oil that flows to the surface in containers utilizing a French drain system to gather the oil. PCEC is producing approximately 130 Bbls/d of the Careaga oil that is pumped from the containers and sold with the rest of its crude oil production.

Los Angeles Basin

        The Underlying Properties in the Los Angeles Basin consist of the West Pico, Sawtelle and East Coyote properties. The portion of the Underlying Properties located in the Los Angeles Basin consists of 2,107 gross (1,082 net) acres

        The following table sets forth the recovery method and certain additional information about the oil fields in the Los Angeles Basin included in the Underlying Properties:

Field	Operator	Recovery Method	Working Interest	Net Revenue Interest
West Pico(1)	PCEC	Waterflood	95.4%	78.5%
Sawtelle	BBEP	Waterflood	37.6%	29.0 - 30.5%
East Coyote	BBEP	Waterflood	37.6%	35.2%

(1)
Located in the East Beverly Hills field and includes the West Pico Unit and three Stocker JV wells (a joint venture between PCEC and PXP).

  West Pico

        The West Pico Unit was developed from an urban drilling and production site and came on production in 1966. In 2000, PCEC undertook a modernization of its facility and installed a permanently enclosed, electric, soundproof drilling and workover rig that allows for uninterrupted drilling and workover operations despite its close proximity to residential neighborhoods. Production from the West Pico Unit comes from sandstone reservoirs ranging in depths between 4,000 and 7,000 feet below the surface. Oil recovery is enhanced by waterflood injection. The producing wells in the West Pico Unit are all artificially lifted with rod pumps and electric submersible pumps. There are currently 37 producing wells and 6 waterflood injection wells in the West Pico Unit. Twelve new wells have been drilled from this location since 2003. PCEC has the potential to drill up to 15 additional wells in the West Pico Unit.

        West Pico also includes three wells held by the Stocker JV, a joint venture between PCEC and PXP. In accordance with the contractual arrangements with PXP, PXP operates these three wells that were drilled from its facility to three lease line locations between PXP's and PCEC's production units. These wells are equally owned by PCEC and PXP, and PCEC receives the production attributable to its properties.

  Sawtelle

        PCEC's Sawtelle property is similarly situated in an urban environment. The Sawtelle oilfield was discovered in 1965 and is currently the deepest producing oilfield in the Los Angeles Basin with well depths up to 11,500 feet below the surface. Production at PCEC's Sawtelle property comes from sandstone reservoirs in three separate pools ranging in depth between 7,500 and 11,500 feet below the surface. Oil recovery is enhanced by waterflood injection in two of the three pools. The producing wells are all artificially lifted with hydraulic pumps, and electric submersible pumps. There are currently 11 producing wells and three waterflood injection wells in PCEC's Sawtelle property. PCEC's non-operated interest in the Sawtelle field is operated by BreitBurn Operating L.P., a subsidiary of BreitBurn Energy Partners L.P.

  East Coyote

        The East Coyote oilfield was discovered in 1909. Production at PCEC's East Coyote property comes from three sandstone formations ranging in depth from 2,000 to 6,000 feet below the surface. The producing wells are all artificially lifted with rod pumps and electric submersible pumps. There are currently 46 producing wells, and 14 waterflood injection wells in PCEC's East Coyote property. PCEC's non-operated interest in the East Coyote field is operated by BreitBurn Operating L.P., a subsidiary of BreitBurn Energy Partners L.P.

Abandonment and Sale of Underlying Properties

        PCEC or any transferee has the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. Upon termination of the lease, the portion of the Conveyed Interests relating to the abandoned property will be extinguished.

        PCEC generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Conveyed Interests, without the consent of the Trust unitholders. In connection with any such sale, PCEC will have no further obligations, requirements or responsibilities with respect to any such transferred interests, provided that PCEC delivers to the Trustee an agreement of the transferee of such transferred interests, reasonably satisfactory to the Trustee, in which such transferee assumes the responsibility to perform the Administrative Services that PCEC is required to provide to the Trust pursuant to the operating and services agreement relating to the interests being transferred. In addition, PCEC may, without the consent of the Trust unitholders, require the Trust to release the Conveyed Interests associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior twelve months and provided that the Conveyed Interests covered by such releases cannot exceed, during any twelve month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by PCEC to a non-affiliate of the relevant Underlying Properties, are conditioned upon the Trust receiving an amount equal to the fair market value (net of sales costs) to the Trust of such Conveyed Interests and will be treated as an offset amount against costs and expenses. PCEC has not identified for sale any of the Underlying Properties.

Title to Properties

        The properties comprising the Underlying Properties are or may be subject to one or more of the burdens and obligations described below. To the extent that these burdens and obligations affect PCEC's rights to production or the value of production from the Underlying Properties, they have been taken into account in calculating the Trust's interests and in estimating the size and the value of the reserves attributable to the Underlying Properties.

        PCEC's interests in the oil and natural gas properties comprising the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

  •
  royalties and other burdens, express and implied, under oil and natural gas leases and other arrangements;

  •
  overriding royalties, production payments and similar interests and other burdens created by PCEC's predecessors in title;

  •
  a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the Underlying Properties or their title;

  •
  liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

  •
  pooling, unitization and communitization agreements, declarations and orders;

  •
  easements, restrictions, rights-of-way and other matters that commonly affect property;

  •
  conventional rights of reassignment that obligate PCEC to reassign all or part of a property to a third party if PCEC intends to release or abandon such property;

  •
  preferential rights to purchase or similar agreements and required third-party consents to assignments or similar agreements;

  •
  obligations or duties affecting the Underlying Properties to any municipality or public authority with respect to any franchise, grant, license or permit, and all applicable laws, rules, regulations and orders of any governmental authority; and

  •
  rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and also the interests held therein, including PCEC's interests and the Conveyed Interests.

        PCEC has informed the Trustee that PCEC believes that the burdens and obligations affecting the properties comprising the Underlying Properties are conventional in the industry for similar properties. PCEC has also informed the Trustee that PCEC believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the Conveyed Interests or their value.

        In order to give third parties notice of the Conveyed Interests, PCEC has recorded the conveyance of the Conveyed Interests in California in the real property records in each county in which the Underlying Properties are located, or in such other public records as required under California law to place third parties on notice of the conveyance.

        PCEC believes that its title to the Underlying Properties is, and the Trust's title to the Conveyed Interests are, good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Under the terms of the Conveyance creating the Conveyed Interests, PCEC has provided a special warranty of title with respect to the Conveyed Interests, subject to the burdens and obligations described in this section. Please read "Risk Factors—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties."

Item 3.    Legal Proceedings.

        Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject. The foregoing does not address any legal proceedings to which PCEC or any of the third-party operators may be a party or subject or that may otherwise relate to or affect any of the Underlying Properties or the operations of any of the operators of the Underlying Properties.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for the Registrant's Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

        The Trust Units commenced trading on the New York Stock Exchange on May 3, 2012 under the symbol "ROYT." Prior to May 3, 2012, there was no established public trading market for the Trust Units. The high and low sales prices per unit for each quarter from May 3, 2012 through December 31, 2012 were as follows:

	Price Range
			Distributions Paid
May 3, 2012 through December 31, 2012	High	Low
May 3, 2012 through June 30, 2012	$20.35	$15.75	$0.16234
Third Quarter (July 1 through September 30)	$19.10	$17.87	$0.45429
Fourth Quarter (October 1 through December 31)	$18.80	$16.21	$0.44154

        At December 31, 2012, there were 38,583,158 Trust Units outstanding. On March 25, 2013 the closing sales price of the Trust Units as reported by the NYSE was $18.46 per unit, and there were two unitholders of record. This number does not include owners for whom Trust Units may be held in "street" name.

Distributions

        Each month, beginning with May 2012, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust's liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. During the three months ended March 31, 2012, there were no distributions. The following table illustrates information regarding the Trust's distributions paid from inception to December 31, 2012.

Twelve Months Ended December 31, 2012

Declaration Date	Record Date	Payment Date	Distribution per Unit
May 21, 2012	May 31, 2012	June 15, 2012	$0.16234
June 19, 2012	June 29, 2012	July 16, 2012	$0.15392
July 20, 2012	July 31, 2012	August 14, 2012	$0.15187
August 21, 2012	August 31, 2012	September 14, 2012	$0.14850
September 18, 2012	September 28, 2012	October 12, 2012	$0.14987
October 19, 2012	October 31, 2012	November 14, 2012	$0.13939
November 20, 2012	November 30, 2012	December 14, 2012	$0.15228

Equity Compensation Plans

        The Trust does not have any employees and does not maintain any equity compensation plans.

Sales of Unregistered Securities and Use of Proceeds from Registered Securities

        On May 2, 2012, the registration statement on Form S-1 (Registration No. 333-178928) filed by PCEC and the Trust in connection with the initial public offering ("IPO") of the Trust Units was declared effective by the Securities and Exchange Commission. On May 8, 2012, the Trust and PCEC

entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the "Conveyance"), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to herein as the "Conveyed Interests".

        Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units in an IPO. The proceeds (net of underwriting discounts of approximately $23 million) received by PCEC (before expenses) from the sale of 18,500,000 Trust Units were approximately $346.9 million. The Trust did not sell any Trust Units in the IPO and received no proceeds from the sale of the Trust Units. The IPO is described in the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) on May 4, 2012 (the "Prospectus"). Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units. Barclays Capital Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and UBS Securities LLC acted as representatives of the underwriters of the offering. Following the sale of the 18,500,000 Trust Units, the offering terminated. The underwriting commissions (including a structuring fee payable to Barclays Capital Inc.) totaled approximately $25.0 million in connection with the offering, and offering expenses totaled approximately $6.1 million. The net offering proceeds to PCEC, after deducting commissions and offering costs, were approximately $338.9 million. PCEC has informed the Trust that there has been no material change in the planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 2, 2012. None of the expenses of the IPO were direct or indirect payments to persons owning 10% or more of the Trust Units or to affiliates of the issuer. The Trust has no directors, officers or general partners.

Purchases of Equity Securities

        There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2012.

Item 6.    Selected Financial Data.

        The Trust was formed in January 2012. The Conveyance of the Net Profits Interests and the Overriding Royalty Interest, however, did not occur until May 8, 2012. As a result, the Trust did not recognize any income or make any distributions during the first quarter of 2012.

        On May 21, 2012, the Trust announced the Trust's first distribution to unitholders of record on May 31, 2012 of $6,263,471, or $0.16234 per unit, payable on June 15, 2012. The Trust's first distribution related to net profits generated during April 2012 as provided in the Conveyance of net profits and overriding royalty interest. The following table sets forth selected data for the Trust for the period from May 8, 2012 (Inception) through December 31, 2012 and as of December 31, 2012.

May 8, 2012 (Inception) through December 31, 2012
Income from conveyed interests	$41,319,230
Distributable income	$40,827,540
Distributable income per unit	$1.05817

December 31, 2012
Trust corpus	$271,209,448
Trust Units outstanding	38,583,138

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion contains forward-looking statements. Please refer to "Forward-Looking Statements" for an explanation of these types of statements.

Overview

        The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A. (the "Trustee"). The Trust's purpose is to hold the Conveyed Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, subject to the effects of the commodity derivative contracts described below under "Commodity Derivative Contracts," and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. Wilmington Trust, National Association, as the Delaware Trustee (the "Delaware Trustee"), has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

        The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California and further described below for the benefit of the Trust unitholders pursuant to an agreement among Pacific Coast Energy Company, LP, a privately held Delaware limited partnership ("PCEC"), the Trustee and the Delaware Trustee. The Conveyed Interests (as defined below) represent undivided interests in underlying properties consisting of PCEC's interests in its oil and natural gas properties located onshore in California (the "Underlying Properties"). The Conveyed Interests were conveyed by PCEC to the Trust concurrent with the initial public offering of the Trust's common units in May 2012.

        Concurrent with the initial public offering, on May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the "Conveyance"), pursuant to which PCEC conveyed to the Trust net profits interest and an overriding royalty interest (the "Conveyed Interests") in the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the proved developed reserves as of December 31, 2011 on the Underlying Properties (the "Developed Properties") and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the "Remaining Properties") or a 7.5% royalty interest from the sale of oil and natural gas production from the Remaining Properties located in PCEC's Orcutt properties (the "Royalty Interest Proceeds").

        The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (such occurrence being herein called an "NPI Payout"). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020. In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

        The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of its Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) on or before the 10th business day after the record date. Actual cash distributions to the Trust unitholders fluctuates monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust are generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution represents, in effect, a return of a unitholder's original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will decline over time.

Properties.

        The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties attributable to the Trust requires capital expenditures for the drilling of wells and installation of infrastructure. PCEC is providing required capital on behalf of the Trust during this period; however, because the costs initially incurred exceed gross proceeds, the Remaining Properties have negative net profits during the drilling and development period. During this period of negative net profits, instead of being paid net profits, the Trust is being paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC's Orcutt properties. Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, the net profits interests on the Remaining Properties will be paid out in place of the royalty interests, as described below. The net profits interests and royalty interest conveyed to the Trust are referred to herein as the "Net Profits Interests" and "Royalty Interest," respectively. These interests, collectively the "Conveyed Interests," entitle the Trust to receive the following:

  Developed Properties

  •
  80% of the net profits from the sale of oil and natural gas production from the Developed Properties.

  Remaining Properties

  •
  7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production costs) attributable to the sale of all oil and natural gas production from the Remaining Properties located on PCEC's Orcutt properties, including but not limited to PCEC's interest in such production (the "Royalty Interest Proceeds"), or

  •
  25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties.

        The Trust calculates the net profits and royalties for the Developed Properties and the Remaining Properties separately. Any excess costs for either the Developed Properties or the Remaining Properties does not reduce net profits calculated for the other. The amount of Royalty Interest Proceeds paid is taken into account in the net profits interest calculation for the Remaining Properties. If at any time cumulative costs for the Developed Properties or the Remaining Properties exceed cumulative gross proceeds associated with such properties, neither the Trust nor the Trust unitholders are liable for the excess costs, but the Trust does not receive any net profits from the Developed Properties or the Remaining Properties, as the case may be, until future cumulative net profits for such properties exceed the cumulative total excess costs for such properties.

        The Net Profits Interests are entitled to a share of the profits, from and after April 1, 2012, attributable to production from the Underlying Properties, from and after April 1, 2012. In addition, from and after April 1, 2012, if the Remaining Properties are not entitled to a share of such net profits because costs exceed gross profits, the Royalty Interest is entitled to the Royalty Interest Proceeds until the NPI Payout occurs.

        The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest, (2) the annual cash received by the Trust attributable to the Conveyed Interests, in the aggregate, is less than $2 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.

Commodity Derivative Contracts

        The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce. PCEC has entered into commodity derivative contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. None of the Trust's exposure to natural gas prices is hedged.

        PCEC has entered into commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014, which represents approximately 70% of expected oil production from April 1, 2012 through March 31, 2014 attributable to PCEC's proved developed reserves as of December 31, 2011, proportional to the Trust's interest in the Developed Properties.

        The Trust did not bear any commodity derivative settlement costs paid by PCEC, nor was it entitled to any commodity derivative payments received by PCEC, for periods prior to April 2012.

        The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduce the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties reduce the amount of net profits paid to the Trust.

Results of Operations

        For the twelve months ended December 31, 2012, income from net profits interests received by the Trust amounted to $41,319,230. As the Conveyance was not completed until May 8, 2012, the Trust did not receive or disburse funds during the quarter ended March 31, 2012. The net profits income received by the Trust during the twelve months ended December 31, 2012 was primarily associated with net profits for oil and natural gas production during the months of April, May, June, July, August, September and October 2012.

        The following table displays PCEC's underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid from May 8, 2012 to December 31, 2012.

	Developed Properties		Remaining Properties
Month of Production	Underlying Sales Volumes (Boe)(a)	Average Price (per Boe)	Underlying Sales Volumes (Boe)(b)	Average Price (per Boe)
October	106,310	99.43	17,099	96.45
September	106,691	101.56	8,298	101.69
August	111,562	98.28	3,408	99.32
Total—Fourth Quarter 2012	324,563	99.76	28,805	98.30
July	107,019	93.53	5,110	92.54
June	106,568	89.33	1,857	88.22
May	110,680	100.82	—	—
Total—Third Quarter 2012	324,267	94.64	6,967	91.39
April	110,620	111.17	—	—
Total—Second Quarter 2012	110,620	111.17	—	—

(a)
Crude oil sales represented 97% of total sales volumes from the Developed Properties.

(b)
Crude oil sales represented 100% of total sales volumes from the Remaining Properties.

        On May 21, 2012, the Trust announced the Trust's first distribution to unitholders of record on May 31, 2012 of $6,263,590, or $0.16234 per unit, payable on June 15, 2012. The Trust's first distribution related to net profits generated during April 2012 as provided in the Conveyance. The distribution primarily represented net profits for oil and natural gas production during the month of April 2012.

Computation of Net Profits Income Received by the Trust

        The Trust's net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the period from May 8, 2012 to December 31, 2012 was determined as shown in the following table. The Trust did not receive any income for the three months ended March 31, 2012.

Inception (May 8, 2012) through December 31, 2012
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$74,959,479
Natural gas sales	403,277

Total	75,362,756

Costs:
Direct operating expenses:
Lease operating expenses	23,473,953
Production and other taxes	2,463,792
Development expenses	326,643

Total	26,264,388

Total income	49,098,368
Net Profits Interest	80%

Income from Net Profits Interest	39,278,694

Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$3,468,187
Total	3,468,187

Overriding Royalty Interest	260,114

Costs:
Direct operating expenses:
Lease operating expenses	872,688
Development expenses	23,225,874

Total	24,098,562

Total excess cost	(20,890,489)
Net Profits Interest	25%

25% Net Profits Interest Accrued Deficit	(5,222,622)

Total Trust Cash Flow
80% net profit interest	$39,278,694
25% net profit interest	—
7.5% overriding royalty interest	260,114
Settlement of commodity derivative contracts	2,363,755
PCEC operating and service fee	(583,333)

Total	41,319,230

Trust general and administrative expenses and cash withheld for expenses (net of interest income)	$(491,690)

Distributable income	$40,827,540

  Twelve months ended December 31, 2012(Inception May 8, 2012)

        Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $49.1 million in 2012. Total capital expenditures included in the net profits calculation during 2012 were approximately $0.3 million. Total lease operating expenses included in the net profits calculation during 2012 were approximately $23.5 million. Net settlements related to the commodity derivative contracts were $2.4 million for 2012.

        For the Remaining Properties, costs exceeded gross proceeds by $20.9 million for 2012, therefore the Trust received $0.3 million from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC's Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, is approximately $5.2 million at December 31, 2012.

        PCEC charged the Trust $0.6 million for the Operating and Service Fee during 2012.

        The total cash received by the Trust from PCEC in 2012 was approximately $41.3 million. The Trustee paid general and administrative expenses of $474,248 during 2012. Expenses paid during the year consisted primarily of Trustee fees, legal fees and New York Stock Exchange listing fees. The Trust also withheld $17,509 as a reserve for future Trust expenses during 2012. Interest income during 2012 was $67. Distributable income, net of general and administrative expenses, interest income and cash withheld for future expense, was approximately $40.8 million for 2012.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust's expenses paid for that month. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

        The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust's liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2012 the Trust had cash on hand of $17,519 for future Trust expenses.

        The Trust calculates net profits and royalties from the Underlying Properties separately for each of the Developed Properties and the Remaining Properties. Any excess costs for either the Developed Properties or the Remaining Properties does not reduce net profits calculated for the other. Accordingly, the cash on hand for either the Developed Properties or the Remaining Properties is not applied to cover the costs of the other.

        Each month, the Trustee pays Trust obligations and expenses and distribute to the Trust unitholders the remaining proceeds received from the Conveyed Interests. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be invested in a limited number of permitted investments. Alternatively, cash held for distribution at the next distribution date may be held in a noninterest bearing account.

        PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm's-length transaction between PCEC and an unaffiliated third party.

        The Trustee has no current plans to authorize the Trust to borrow money. During 2012, there were no borrowings and no draws on the letter of credit.

Distributions Paid and Declared After Quarter End

        On January 15, 2013, the distribution of $0.13941 per Trust Unit, which was declared on December 21, 2012, was paid to Trust unitholders owning Trust Units as of December 31, 2012.

        Subsequent to December 31, 2012, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 25, 2013	February 04, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	April 5, 2013	April 15, 2013	$0.13655

Off-Balance Sheet Arrangements

        The Trust has no off-balance sheet arrangements and does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust's liquidity or the availability of capital resources.

Contractual Obligations

        A summary of the Trust's contractual obligations as of December 31, 2012 is provided in the following table (in thousands):

	Payments Due by Year
	2013	2014	2015	2016	2017	After 2017		Total
PCEC Operating and Services fee	$1,000	$1,000	$1,000	$1,000	$1,000		(a)		(a)
Trustee Administrative fee	200	200	200	200	200		(b)		(b)
Delaware Trustee fee	2	2	2	2	2		(b)		(b)

Total	$1,202	$1,202	$1,202	$1,202	$1,202

(a)
Under the terms of the Operating and Services Fee Agreement, the Trust pays a monthly operational and services fee to PCEC. The fee will change annually commencing April 1, 2013 based on changes to the Consumer Price Index.

(b)
Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. Because the term of the Net Profits Interest and the Trust are not limited, the aggregate amounts of future payments cannot be calculated.

Accounting Pronouncements

        As the Trust's financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust's financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

        The Trust uses the modified cash basis of accounting to report Trust receipts of the Conveyed Interests and payments of expenses incurred. The Net Profits Interests represent the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus certain offsets. The Royalty Interest represents the right to receive revenues (oil and natural gas sales), less production and operating taxes and post-production costs. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Conveyed Interests.

        The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, liabilities, Trust corpus, earnings and distributions as follows:

  •
  Income from the Conveyed Interests is recorded when distributions are received by the Trust;

  •
  Distributions to Trust unitholders are recorded when paid by the Trust;

  •
  Trust general and administrative expenses (which include the Trustee's fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

  •
  PCEC's operating and services fee is recorded when paid; and

  •
  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under accounting principles generally accepted in the United States of America ("GAAP").

        The initial carrying value of the net profits interests was PCEC's historical net book value of the interests on May 8, 2012, the date of transfer to the Trust, except for the commodity derivatives which were reflected at their fair value as of May 8, 2012.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Commodity Price Risk.    The Trust's most significant market risk relates to the prices received for oil and natural gas production. The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce.

        Credit Risk.    The Trust's most significant credit risk is the risk of the bankruptcy of PCEC. The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves. Further, in the event of the bankruptcy of PCEC, if a court held that the Net Profits Interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net Profits Interests. In addition, PCEC has entered into commodity derivative contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The use of these contracts involves the risk that the counterparty will be unable to meet its obligations under the contracts. The commodity derivative contracts are with Wells Fargo Bank, National Association. All payments from the commodity derivative contract counterparty are paid to PCEC.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pacific Coast Oil Trust and to the
Bank of New York Mellon Trust Company, N.A., Trustee

        We have audited the accompanying statement of assets and trust corpus of Pacific Coast Oil Trust as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the period from January 3, 2012 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As described in Note 2, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of Pacific Coast Oil Trust at December 31, 2012, and the distributable income and changes in trust corpus for the period from January 3, 2012 (date of inception) through December 31, 2012, on the basis of accounting described in Note 2.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 29, 2013

PACIFIC COAST OIL TRUST

Statement of Assets and Trust Corpus

December 31, 2012
ASSETS
Cash and cash equivalents	$17,519
Investment in conveyed interests, net of amortization	271,191,929

Total assets	$271,209,448

TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$271,209,448

Total Trust corpus	$271,209,448

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statement of Distributable Income

Year Ended December 31, 2012
Income from conveyed interests	$41,319,230
Interest income	67
General and administrative expenses	(474,248)
Cash reserves withheld for future Trust expenses	(17,509)

Distributable income	$40,827,540

Distributable income per unit (38,583,158 units)	$1.05817

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statement of Changes in Trust Corpus

Year Ended December 31, 2012
Trust corpus, Inception	$10
Investment in conveyed interests	284,493,446
Cash reserves withheld for future Trust expenses	17,509
Distributable income	40,827,540
Distributions to unitholders	(40,827,540)
Amortization of conveyed interests	(13,301,517)

Trust corpus, end of period	$271,209,448

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION OF THE TRUST

Formation of the Trust

        Pacific Coast Oil Trust (the "Trust") is a Delaware statutory Trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among Pacific Coast Energy Company LP ("PCEC"), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust, National Association, as Delaware Trustee (the "Delaware Trustee"). The initial contribution to the Trust was $10. The Trust Agreement was amended and restated by PCEC, the Trustee and the Delaware Trustee on May 8, 2012. References in this report to the "Trust Agreement" are to the amended and restated Trust agreement.

        The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California (the "Conveyed Interests") for the benefit of the Trust unitholders pursuant to an agreement among PCEC, the Trustee and the Delaware Trustee. The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC's interests in its oil and natural gas properties located onshore in California (the "Underlying Properties"). The Conveyed Interests were conveyed by PCEC to the Trust concurrent with the initial public offering of the Trust's common units in May 2012.

        The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 and either a 25% net profits interest from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the "Remaining Properties") or a 7.5% royalty interest from the sale of oil and natural gas production from the Remaining Properties located in PCEC's Orcutt properties (the "Royalty Interest Proceeds").

        The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (herein referred to as an "NPI Payout"). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020. In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION OF THE TRUST (Continued)

Conveyance of Net Profits Interest and Overriding Royalty Interest and Initial Public Offering

        On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the "Conveyance"), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to herein as the "Conveyed Interests".

        Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering ("IPO"). The proceeds (net of underwriting discounts of approximately $23 million) received by PCEC (before expenses) from the sale of 18,500,000 Trust Units were approximately $346.9 million. The Trust received no proceeds from the sale of the Trust Units. The IPO is described in the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) on May 4, 2012 (the "Prospectus"). Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

Note 2. Trust Significant Accounting Policies

Basis of Accounting

        The Trust uses the modified cash basis of accounting to report Trust receipts of the Conveyed Interests and payments of expenses incurred. The Net Profits Interests represent the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus certain offsets. The Royalty Interest represents the right to receive revenues (oil and natural gas sales), less production and operating taxes and post-production costs. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Conveyed Interests.

        The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, liabilities, Trust corpus, earnings and distributions as follows:

  •
  Income from the Conveyed Interests is recorded when distributions are received by the Trust;

  •
  Distributions to Trust unitholders are recorded when paid by the Trust;

  •
  Trust general and administrative expenses (which include the Trustee's fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

  •
  PCEC's operating and services fee is recorded when paid; and

  •
  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under accounting principles generally accepted in the United States of America ("GAAP").

        The initial carrying value of the Conveyed Interests was PCEC's historical net book value of the interests on May 8, 2012, the date of transfer to the Trust, except for the commodity derivatives which are reflected at their fair value as of May 8, 2012.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2. Trust Significant Accounting Policies (Continued)

        Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to Trust corpus. Such amortization does not affect cash earnings of the Trust.

        Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of December 31, 2012.

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

        The deductions of the Trust consist primarily of administrative expenses. In addition, each unitholder is entitled to depletion deductions because the Net Profits Interest constitutes "economic interests" in oil and gas properties for federal income tax purposes. Each unitholder is entitled to amortize the cost of the Trust Units through cost depletion over the life of the Net Profits Interest or, if greater, through percentage depletion. Unlike cost depletion, percentage depletion is not limited to a unitholder's depletable tax basis in the Trust Units. Rather, a unitholder is entitled to percentage depletion as long as the applicable Underlying Properties generate gross income.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512) 236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

        The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder's tax circumstances. Unitholders should consult their tax advisors about the federal tax consequences relating to owning the Trust Units.

State Taxes

        The Trust's revenues are from sources in the state of California. Because it distributes all of its net income to unitholders, the Trust should not be taxed at the Trust level. While the Trust should not owe tax, the Trustee is required to file a return with California reflecting the income and deductions of the Trust attributable to properties located in that state. California presently taxes income of nonresidents from real property located within the state. California taxes nonresidents on royalty income from the royalties located in that state and also imposes a corporate income tax which may apply to unitholders organized as corporations.

        Each unitholder should consult his or her own tax advisor regarding state tax requirements applicable to such person's ownership of Trust Units.

Note 4. Commodity Derivative Contracts

        PCEC has entered into commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014, which represents approximately 70% of expected oil production from April 1, 2012 through March 31, 2014 attributable to PCEC's proved developed reserves as of December 31, 2011, proportional to the Trust's interest in the Developed Properties.

        The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduce the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. In addition, the aggregate amounts paid by PCEC on settlement of the commodity derivative contracts related to the Underlying Properties reduce the amount of the Net Profits Interests paid to the Trust.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5. Net Profits Interests and Overriding Royalty Interest

Net Profits Interests

        The amounts paid to the Trust for each Net Profits Interest are based on, among other things, the definitions of "gross profits" and "net profits" contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly. Each calendar month, 80% of the net profits from the sale of oil and natural gas production from the Developed Properties are paid to the Trust on or before the eighth business day after the last business day of the following month. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds and the Trust continues to receive such proceeds until the first day of the month following an NPI Payout. In calendar months following an NPI Payout, 25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties will be paid to the Trust on or before the end of the following month.

        "Gross profits" means the aggregate amount received by PCEC that is attributable to sales of oil and natural gas production from the Underlying Properties from and after April 1, 2012 (after deducting the appropriate share of all royalties and any overriding royalties, production payments and other similar charges and other than certain excluded proceeds including, with respect to the Remaining Properties, the Royalty Interest, to the extent paid, as described in the Conveyance), including all proceeds and consideration received (i) for advance payments, (ii) under take-or-pay and similar provisions of production sales contracts (when credited against the price for delivery of production) and (iii) under balancing arrangements. Gross profits do not include consideration for the transfer or sale of any Underlying Property by PCEC or any subsequent owner to any new owner, unless the Net Profits Interest in such Underlying Property is released (as is permitted under certain circumstances). Gross profits also do not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations.

        "Net profits" means gross profits less the following costs, expenses and, where applicable, losses, liabilities and damages all as actually incurred by PCEC from and after April 1, 2012 and attributable to production from the Underlying Properties from and after April 1, 2012 (as such items are reduced by any offset amounts, as described in the Conveyance):

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

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5. Net Profits Interests and Overriding Royalty Interest (Continued)

  •
  all taxes, charges and assessments (excluding federal and state income, transfer, mortgage, inheritance, estate, franchise and like taxes) with respect to the ownership of, or production of hydrocarbons from, the Underlying Properties;

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

  •
  all amounts charged by the relevant operator as overhead, administrative or indirect charges specified in the applicable operating agreements or other arrangements covering the Underlying Properties or PCEC's operations with respect thereto;

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

  •
  all commodity derivative settlement costs (in respect of commodity derivative contracts existing prior to the date of the conveyance, as further described in the Conveyance);

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

        Costs deducted in the net profits determination are reduced by certain offset amounts. The offset amounts are further described in the Conveyance, and include, among other things, certain net proceeds attributable to the treatment or processing of hydrocarbons produced from the Underlying Properties, all of the payments received by PCEC from commodity derivative contract counterparties upon settlement of commodity derivative contracts and certain other non-production revenues,

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5. Net Profits Interests and Overriding Royalty Interest (Continued)

including salvage value for equipment related to plugged and abandoned wells. If the offset amounts exceed the costs during a monthly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next monthly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable month, are less than the costs arising in such month.

        The Trust is not liable to the owners of the Underlying Properties, PCEC, or any other operator for any operating, capital or other costs or liabilities attributable to the Underlying Properties. In the event that the net profits relating to the Developed Properties for any computation period is a negative amount, the Trust will receive no payment for the Developed Properties for that period, and any such negative amount will be deducted from gross profits for the Developed Properties in the following computation period for purposes of determining the net profits relating to the Developed Properties for that following computation period. In the event that the net profits relating to the Remaining Properties for any computation period is a negative amount, the Trust is entitled to receive the Royalty Interest Proceeds.

        Gross profits and net profits are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Overriding Royalty Interest

        For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive an amount equal to 7.5% of the proceeds attributable to the sale of all production from the Remaining Properties located on PCEC's Orcutt properties, including but not limited to PCEC's interest in such production (free of any production or development costs but bearing its proportionate share of production and property taxes and post-production costs) (the "Royalty Interest").

        Proceeds from the sale of oil, natural gas liquids and natural gas production from the Remaining Properties located on PCEC's Orcutt properties in any calendar month means the amount calculated based on actual sales volumes from such properties, in each case after deducting the Trust's proportionate share of:

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

        Proceeds payable to the Trust from the sale of oil, natural gas liquids and natural gas production attributable to the Remaining Properties located on PCEC's Orcutt properties in any calendar month are not subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of oil, natural gas liquids and natural gas attributable to such properties, including any costs to drill, complete or plug and abandon a well. Additionally, costs associated with any completion activities will be borne by PCEC or any third-party operator of the well.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6. Distributions to Unitholders

        Each month, beginning with May 2012, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) for that month, over the Trust's liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. During the three months ended March 31, 2012, there were no distributions. The following table illustrates information regarding the Trust's distributions paid during 2012:

Declaration Date	Record Date	Payment Date	Distribution per Unit
May 21, 2012	May 31, 2012	June 15, 2012	$0.16234
June 19, 2012	June 29, 2012	July 16, 2012	$0.15392
July 20, 2012	July 31, 2012	August 14, 2012	$0.15187
August 21, 2012	August 31, 2012	September 14, 2012	$0.14850
September 18, 2012	September 28, 2012	October 12, 2012	$0.14987
October 19, 2012	October 31, 2012	November 14, 2012	$0.13939
November 20, 2012	November 30, 2012	December 14, 2012	$0.15228

Note 7. Related Party Transactions

        Trustee Administrative Fee.    Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee in 2012 for the first year of service. During 2012, the Trust paid $160,000 to the Trustee and $3,500 to the Delaware Trustee.

        PCEC Operating and Services Agreement and Fee.    On May 8, 2012, the Trust and PCEC entered into an Operating and Services Agreement (the "Operating and Services Agreement"), pursuant to which PCEC provides the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee is charged monthly in an amount equal to $83,333, which fee will change on an annual basis commencing on April 1, 2013, based on changes to the Consumer Price Index. The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.

        During 2012 the Trust paid PCEC $583,333. There were no payments to PCEC under the Operating and Services Agreement during the three months ended March 31, 2012.

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

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7. Related Party Transactions (Continued)

        Registration Rights Agreement.    On May 8, 2012, the Trust and PCEC entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which PCEC, its affiliates and any transferee of PCEC's Trust Units will be entitled, beginning 180 days after the date of the Registration Rights Agreement, to demand that the Trust use its reasonable best efforts to effect the registration of such holders' Trust Units under the Securities Act. The holders are entitled to demand a maximum of five such registrations. PCEC will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust units.

Note 8. Funding Commitment and Letter of Credit

        PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm's-length transaction between PCEC and an unaffiliated third party.

Note 9. Subsequent Events

        On January 15, 2013 the distribution of $0.13941 per Trust Unit, which was declared on December 21, 2012, was paid to Trust unitholders owning Trust Units as of December 31, 2012.

        Subsequent to December 31, 2012, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	March 5, 2013	April 15, 2013	$0.13655

SUPPLEMENTAL INFORMATION

A.    OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Capitalized Costs Related to Oil and Natural Gas Producing Activities

        The Trust's capitalized costs consisted of the following (in thousands):

December 31, 2012
Investment in Conveyed Interests
Proved	$284,493
Unproved	—

Total investment in Conveyed Interests	284,493
Less accumulated amortization	13,301

Net investment in Conveyed Interests	$271,192

Oil and Natural Gas Reserve Quantities

        Estimates of proved reserves attributable to the Trust were based on reports prepared by the Trust's independent petroleum engineers, Netherland, Sewell & Associates, Inc. ("NSAI"), including the report of NSAI dated March 4, 2013 filed herewith and included as Appendix A to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012. Estimates were prepared in accordance with guidelines prescribed by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

        Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing, and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The process of estimating quantities of oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reserve. Consequently, material revisions to existing reserve estimates may occur from time to time.

        As of December 31, 2012, all of the Underlying Properties' oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which PCEC and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed.

        The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the period from Inception through December 31, 2012:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance at Inception—May 8, 2012	—	—	—
Conveyance of Net Profits Interests by PCEC	9,608	1,585	9,872
Extensions and discoveries	—	—	—
Revisions of previous estimates	1,259	45	1,267
Conveyed interests volumes	(276)	(49)	(284)

Balance—December 31, 2012	10,591	1,581	10,855

Proved developed reserves:
December 31, 2012	8,990	1,536	9,246

Proved undeveloped reserves:
December 31, 2012	1,601	45	1,609

(a)
Estimated proved reserves of oil include condensate and natural gas liquids.

  Revisions of Previous Estimates

        In 2012, the Trust had positive revisions of 1,267 MBOE, primarily related to an increase in oil prices and better pricing from the sales contracts in the Orcutt properties. Unweighted average first-day-of-the-month crude oil and natural gas prices used to determine the total estimated proved reserves as of December 31, 2012 were NYMEX WTI oil prices of $94.71 per barrel and NYMEX Henry Hub natural gas prices of $2.76 per MMBtu. Unweighted average first-day-of-the-month crude oil and natural gas prices used in 2011 were NYMEX WTI oil prices of $95.97 per barrel and NYMEX Henry Hub natural gas prices of $4.12 per MMBtu.

Standardized Measure of Discounted Future Net Cash Flows

        The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is computed by applying commodity prices used in determining proved reserves (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future cash inflows were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions. Since the Trust is not subject to federal income taxes, future income taxes have been excluded.

        The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust is as follows as of December 31, 2012 (in thousands):

Future cash inflows	$1,117,039
Future production expense	(36,361)

Future net cash flows	$1,080,678
10% annual discount for estimated timing of cash flows	(542,135)

Standardized measure of discounted future net cash flows	$538,543

        The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the period from Inception through December 31, 2012 are as follows (in thousands):

Standardized measure, May 8, 2012 (Inception)	$—
Conveyance of Net Profits Interests by PCEC	441,166
Net change in sales and transfer prices, net of production expense	(19,069)
Accretion of discount	29,411
Revisions of previous estimates and other	125,990
Income from conveyed interests(a)	(38,955)

Standardized measure, December 31, 2012	$538,543

(a)
Excludes settlements of commodity derivative contracts.

B.    QUARTERLY SCHEDULE OF DISTRIBUTABLE INCOME (UNAUDITED)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2012:
Income from conveyed interests	$—	$6,549,861	$17,691,782	$17,077,587
Distributable income	$—	$6,263,590	$17,527,943	$17,036,007
Distributable income per unit	$—	$0.16234	$0.45429	$0.44154

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures.

        The Trustee conducted an evaluation of the Trust's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report.

        Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement, (ii) the Operating and Services Agreement and (iii) the Conveyance of the Net Profits Interest, the Trustee's disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by PCEC, including information relating to results of operations, the costs and revenues attributable to the Trust's interest under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Conveyed Interests, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers.

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2012, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

        This Form 10-K does not include a report of the Trust's assessment regarding internal control over financial reporting or an attestation report of the Trust's registered public accounting firm due to a transition period established by rules of the SEC for newly public entities. The Trust is also an "emerging growth company" under the recently enacted JOBS Act.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The Trust has no directors or executive officers. The Trustee is a corporate Trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust Units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports and any such reports furnished to the Trustee, the Trustee is not aware of any person having failed to file on a timely basis the reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

Audit Committee and Nominating Committee.

        Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

        The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and has not adopted a code of ethics applicable to such persons.

Item 11.    Executive Compensation.

        Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. The net profits interest was conveyed to the Trust on May 8, 2012. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Pacific Coast Energy Holdings LLC	20,083,158	(1)	52.10%
Pacific Coast Energy Company LP(2)	20,083,158	(1)	52.10%
Kayne Anderson Capital Advisors, L.P. and Richard A, Kayne	2,149,837	(3)	5.57%

(1)
Reference is hereby made to the Schedule 13G filed by the reporting person on February 12, 2013 and the Forms 4 filed by the reporting person and others on May 10, 2012 for additional information regarding the beneficial ownership of the reporting persons.

(2)
PCEC is managed by its general partner, PCEC (GP) LLC ("PCEC GP"). PCEC GP is wholly owned by Pacific Coast Energy Holdings LLC.

(3)
Reference is hereby made to the Schedule 13G filed by the reporting person on January 10, 2013 for additional information regarding the beneficial ownership of the reporting person.
(b)
Security Ownership of Management.

        Not applicable.

(c)
Changes in Control.

        The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant. See "Certain Relationships and Related Transactions, and Director Independence—Registration Rights."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Trustee Administrative Fee.    Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee during 2012 for the first year of service. During 2012, the Trust paid $160,000 to the Trustee and $3,500 to the Delaware Trustee.

        PCEC Operating and Services Fee.    On May 8, 2012, the Trust and PCEC entered into an Operating and Services Agreement (the "Operating and Services Agreement"), pursuant to which PCEC provides the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee is charged monthly in an amount equal to $83,333, which fee will change on an annual basis commencing on April 1, 2013, based on changes to the Consumer Price Index. The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.

        During the period from inception through December 31, 2012 the Trust paid PCEC $583,333. There were no payments to PCEC under the Operating and Services Agreement during the three months ended March 31, 2012.

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

        Registration Rights Agreement.    On May 8, 2012, the Trust and PCEC entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which PCEC, its affiliates and any transferee of PCEC's Trust Units will be entitled, beginning 180 days after the date of the Registration Rights Agreement, to demand that the Trust use its reasonable best efforts to effect the registration of such holders' Trust Units under the Securities Act. The holders are entitled to demand a maximum of five such registrations. PCEC will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust units.

  Director Independence

        The Trust does not have a board of directors.

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the period from Inception through December 31, 2012, PricewaterhouseCoopers LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the twelve months ended December 31, 2012 by PricewaterhouseCoopers LLP:

2012
Audit fees(1)	$125,000
Audit-related fees	—
Tax fees	—
All other fees	—

Total fees	$125,000

(1)
Fees for audit services consisted of the audit of the Trust's financial statements.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)(1)    Financial Statements

        The following financial statements are set forth under "Financial Statements and Supplementary Data" of this Form 10-K on the pages indicated:

  (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)(3)    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST OIL TRUST
By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

March 29, 2013

        The Registrant, Pacific Coast Oil Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust Agreement under which it serves.

Appendix A

March 4, 2013

Mr. Mark L. Pease	Mr. Michael J. Ulrich
BreitBurn Management Company, LLC	The Bank of New York Mellon Trust Company, N.A.
600 Travis Street, Suite 4800	as Trustee of Pacific Coast Oil Trust
Houston, Texas 77002	Global Corporate Trust 919 Congress, Suite 500 Austin, Texas 78701

Gentlemen:

        In accordance with your request, we have estimated the proved reserves and future revenue, as of December 31, 2012, to the Pacific Coast Oil Trust (PCOT) net profits and overriding royalty interest in certain oil and gas properties located in California. We completed our evaluation on or about the date of this letter. It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by PCOT. Our report dated January 30, 2013, sets forth our estimates of proved reserves and future revenue to the Pacific Coast Energy Company LP (PCEC) interest in certain Orcutt properties located onshore in the Santa Maria Basin and certain East Coyote, Sawtelle, and West Pico properties located onshore in the Los Angeles Basin; these properties are referred to herein as the "Underlying Properties". The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Definitions are presented immediately following this letter. This report has been prepared for PCOT's use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

        The Underlying Properties are categorized as "Developed Properties" or "Remaining Properties" based on their reserves category as of December 31, 2011. The net profits interests entitle PCOT to receive 80 percent of the net profits from the sale of oil and natural gas production from Developed Properties and either 25 percent of the net profits from the sale of oil and natural gas production from Remaining Properties or a 7.5 percent overriding royalty interest in the Remaining Properties located in Orcutt Field for periods when net profits are not available.

        We estimate the net reserves and future net revenue to the PCOT interest in these properties, as of December 31, 2012, to be:

	Net Reserves			Future Net Revenue (M$)
Property Group/Category	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total	Present Worth at 10%
Developed Properties
Proved Developed Producing	7,350.1	5.3	1,500.8	761,758.6	395,933.0
Proved Developed Non-Producing	965.0	0.0	34.9	95,412.8	48,673.6

Total Developed Properties	8,315.1	5.3	1,535.7	857,171.4	444,606.6
Remaining Properties
Proved Developed Producing	365.2	0.0	0.0	35,927.3	22,142.4
Proved Developed Non-Producing	304.7	0.0	0.0	29,945.6	12,189.8
Proved Undeveloped	1,579.2	22.2	45.0	157,633.5	59,603.7

Total Remaining Properties	2,249.0	22.2	45.0	223,506.4	93,935.9
All Properties
Proved Developed Producing	7,715.3	5.3	1,500.8	797,685.9	418,075.4
Proved Developed Non-Producing	1,269.7	0.0	34.9	125,358.3	60,863.4
Proved Undeveloped	1,579.2	22.2	45.0	157,633.5	59,603.7

Total All Properties	10,564.1	27.5	1,580.7	1,080,677.8	538,542.5

Totals may not add because of rounding.

        The oil reserves shown include crude oil and condensate. Oil and natural gas liquids (NGL) volumes are expressed in thousands of barrels (MBBL); a barrel is equivalent to 42 United States gallons. Gas volumes are expressed in millions of cubic feet (MMCF) at standard temperature and pressure bases.

        The estimates shown in this report are for proved reserves. As requested, probable and possible reserves that exist for these properties have not been included. This report does not include any value that could be attributed to interests in undeveloped acreage beyond those tracts for which undeveloped reserves have been estimated. Reserves categorization conveys the relative degree of certainty; reserves subcategorization is based on development and production status. The estimates of reserves and future revenue included herein have not been adjusted for risk.

        The net reserves to the PCOT net profits interest are determined monthly using the economic interest method. By reserves category, the sum of the net profits payment and PCOT's share of the production and ad valorem taxes is divided by the effective price per barrel of oil equivalent. The resulting net equivalent reserves are then allocated between oil, NGL, and gas in the same proportion as the Underlying Properties.

        Gross revenue is PCOT's share of the gross (100 percent) revenue from the properties prior to any deductions. Future net revenue is after deductions for PCOT's share of production taxes and ad valorem taxes but before consideration of any income taxes. The future net revenue has been discounted at an annual rate of 10 percent to determine its present worth, which is shown to indicate the effect of time on the value of money. Future net revenue presented in this report, whether discounted or undiscounted, should not be construed as being the fair market value of the properties.

        Prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2012. For oil and NGL volumes, the average Wall Street Journal West Texas Intermediate (Cushing) cash/spot price of $94.71 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For gas volumes, the average Henry Hub spot price of $2.757 per MMBTU is adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant throughout the lives of the properties. The average adjusted product prices weighted by production over the remaining lives of the properties are $105.06 per barrel of oil, $96.13 per barrel of NGL, and $2.868 per MCF of gas.

        Because PCOT owns no working interest in these properties, no operating costs or capital costs would be incurred. However, estimated operating costs and capital costs have been used to confirm economic producibility and determine economic limits for the properties. Operating costs used in this report are based on operating expense records of BreitBurn Management Company, LLC (BreitBurn). Operating costs are held constant throughout the lives of the properties, and capital costs are held constant to the date of expenditure. PCOT would not incur any costs due to abandonment, nor would it realize any salvage value for the lease and well equipment.

        For the purposes of this report, we did not perform any field inspection of the properties, nor did we examine the mechanical operation or condition of the wells and facilities. Since PCOT owns a net profits and overriding royalty interest rather than a working interest in these properties, it would not incur any costs due to possible environmental liability.

        We have made no investigation of potential gas volume and value imbalances resulting from overdelivery or underdelivery to the PCOT interest. Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on PCOT receiving its net profits interest share of estimated future gross gas production.

        The reserves shown in this report are estimates only and should not be construed as exact quantities. Proved reserves are those quantities of oil and gas which, by analysis of engineering and geoscience data, can be estimated with reasonable certainty to be economically producible; probable and possible reserves are those additional reserves which are sequentially less certain to be recovered than proved reserves. Estimates of reserves may increase or decrease as a result of market conditions, future operations, changes in regulations, or actual reservoir performance. In addition to the primary economic assumptions discussed herein, our estimates are based on certain assumptions including, but not limited to, that the properties will be developed consistent with current development plans, that the properties will be operated in a prudent manner, that no governmental regulations or controls will be put in place that would impact the ability of the interest owner to recover the reserves, and that our projections of future production will prove consistent with actual performance. If the reserves are recovered, the revenues therefrom and the costs related thereto could be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the sales rates, prices received for the reserves, and costs incurred by the working interest owners in recovering such reserves may vary from assumptions made while preparing this report.

        For the purposes of this report, we used technical and economic data including, but not limited to, well logs, geologic maps, well test data, production data, historical price and cost information, and property ownership interests. The reserves in this report have been estimated using deterministic methods; these estimates have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards). We used standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy, that we considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, our conclusions necessarily represent only informed professional judgment.

        The data used in our estimates were obtained from PCOT, PCEC, BreitBurn, public data sources, and the nonconfidential files of Netherland, Sewell & Associates, Inc. (NSAI) and were accepted as accurate. Supporting work data are on file in our office. The titles to the properties have not been examined by NSAI, nor has the actual degree or type of interest owned been independently confirmed. The technical persons responsible for preparing the estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards. We are independent petroleum engineers, geologists, geophysicists, and petrophysicists; we do not own an interest in these properties nor are we employed on a contingent basis.

Sincerely,
NETHERLAND, SEWELL & ASSOCIATES, INC. Texas Registered Engineering Firm F-2699
		By:	/s/ C.H. (SCOTT) REES III, C.H. (Scott) Rees III, P.E. Chairman and Chief Executive Officer
By:	/s/ J. CARTER HENSON, JR. J. Carter Henson, Jr., P.E. 73964 Senior Vice President	By:	/s/ MIKE K. NORTON Mike K. Norton, P.G. 441 Senior Vice President
Date Signed: March 4, 2013		Date Signed: March 4, 2013

JCH:LRG

        Please be advised that the digital document you are viewing is provided by Netherland, Sewell & Associates, Inc. (NSAI) as a convenience to our clients. The digital document is intended to be substantively the same as the original signed document maintained by NSAI. The digital document is subject to the parameters, limitations, and conditions stated in the original document. In the event of any differences between the digital document and the original document, the original document shall control and supersede the digital document.

DEFINITIONS OF OIL AND GAS RESERVES
Adapted from U.S. Securities and Exchange Commission Regulation S-X Section 210.4-10(a)

        The following definitions are set forth in U.S. Securities and Exchange Commission (SEC) Regulation S-X Section 210.4-10(a). Also included is supplemental information from (1) the 2007 Petroleum Resources Management System approved by the Society of Petroleum Engineers, (2) the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas, and (3) the SEC's Compliance and Disclosure Interpretations.

        (1)    Acquisition of properties.    Costs incurred to purchase, lease or otherwise acquire a property, including costs of lease bonuses and options to purchase or lease properties, the portion of costs applicable to minerals when land including mineral rights is purchased in fee, brokers' fees, recording fees, legal costs, and other costs incurred in acquiring properties.

        (2)    Analogous reservoir.    Analogous reservoirs, as used in resources assessments, have similar rock and fluid properties, reservoir conditions (depth, temperature, and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, an "analogous reservoir" refers to a reservoir that shares the following characteristics with the reservoir of interest:

    (i)
    Same geological formation (but not necessarily in pressure communication with the reservoir of interest);

    (ii)
    Same environment of deposition;

    (iii)
    Similar geological structure; and

    (iv)
    Same drive mechanism.

        Instruction to paragraph (a)(2):    Reservoir properties must, in the aggregate, be no more favorable in the analog than in the reservoir of interest.

        (3)    Bitumen.    Bitumen, sometimes referred to as natural bitumen, is petroleum in a solid or semi-solid state in natural deposits with a viscosity greater than 10,000 centipoise measured at original temperature in the deposit and atmospheric pressure, on a gas free basis. In its natural state it usually contains sulfur, metals, and other non-hydrocarbons.

        (4)    Condensate.    Condensate is a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

        (5)    Deterministic estimate.    The method of estimating reserves or resources is called deterministic when a single value for each parameter (from the geoscience, engineering, or economic data) in the reserves calculation is used in the reserves estimation procedure.

        (6)    Developed oil and gas reserves.    Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

    (i)
    Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

    (ii)
    Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

        Supplemental definitions from the 2007 Petroleum Resources Management System:

        Developed Producing Reserves—Developed Producing Reserves are expected to be recovered from completion intervals that are open and producing at the time of the estimate. Improved recovery reserves are considered producing only after the improved recovery project is in operation.

        Developed Non-Producing Reserves—Developed Non-Producing Reserves include shut-in and behind-pipe Reserves. Shut-in Reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not yet started producing, (2) wells which were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe Reserves are expected to be recovered from zones in existing wells which will require additional completion work or future recompletion prior to start of production. In all cases, production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well.

        (7)    Development costs.    Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

    (i)
    Gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves.

    (ii)
    Drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly.

    (iii)
    Acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems.

    (iv)
    Provide improved recovery systems.

        (8)    Development project.    A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field, or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

        (9)    Development well.    A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

        (10)    Economically producible.    The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and gas producing activities as defined in paragraph (a)(16) of this section.

        (11)    Estimated ultimate recovery (EUR).    Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.

        (12)    Exploration costs.    Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and gas reserves, including costs of drilling exploratory wells and exploratory-type stratigraphic test wells. Exploration costs may be incurred both before acquiring the related property (sometimes referred to in part as prospecting costs) and after acquiring the property. Principal types of exploration costs, which include depreciation and applicable operating costs of support equipment and facilities and other costs of exploration activities, are:

    (i)
    Costs of topographical, geographical and geophysical studies, rights of access to properties to conduct those studies, and salaries and other expenses of geologists, geophysical crews, and others conducting those studies. Collectively, these are sometimes referred to as geological and geophysical or "G&G" costs.

    (ii)
    Costs of carrying and retaining undeveloped properties, such as delay rentals, ad valorem taxes on properties, legal costs for title defense, and the maintenance of land and lease records.

    (iii)
    Dry hole contributions and bottom hole contributions.

    (iv)
    Costs of drilling and equipping exploratory wells.

    (v)
    Costs of drilling exploratory-type stratigraphic test wells.

        (13)    Exploratory well.    An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well as those items are defined in this section.

        (14)    Extension well.    An extension well is a well drilled to extend the limits of a known reservoir.

        (15)    Field.    An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field which are separated vertically by intervening impervious strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms "structural feature" and "stratigraphic condition" are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

        (16)    Oil and gas producing activities.

    (i)
    Oil and gas producing activities include:

    (A)
    The search for crude oil, including condensate and natural gas liquids, or natural gas ("oil and gas") in their natural states and original locations;

    (B)
    The acquisition of property rights or properties for the purpose of further exploration or for the purpose of removing the oil or gas from such properties;

    (C)
    The construction, drilling, and production activities necessary to retrieve oil and gas from their natural reservoirs, including the acquisition, construction, installation, and maintenance of field gathering and storage systems, such as:

    (1)
    Lifting the oil and gas to the surface; and

    (2)
    Gathering, treating, and field processing (as in the case of processing gas to extract liquid hydrocarbons); and

    (D)
    Extraction of saleable hydrocarbons, in the solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable natural resources which are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction.

        Instruction 1 to paragraph (a)(16)(i):    The oil and gas production function shall be regarded as ending at a "terminal point", which is the outlet valve on the lease or field storage tank. If unusual physical or operational circumstances exist, it may be appropriate to regard the terminal point for the production function as:

  a.
  The first point at which oil, gas, or gas liquids, natural or synthetic, are delivered to a main pipeline, a common carrier, a refinery, or a marine terminal; and

  b.
  In the case of natural resources that are intended to be upgraded into synthetic oil or gas, if those natural resources are delivered to a purchaser prior to upgrading, the first point at which the natural resources are delivered to a main pipeline, a common carrier, a refinery, a marine terminal, or a facility which upgrades such natural resources into synthetic oil or gas.

        Instruction 2 to paragraph (a)(16)(i):    For purposes of this paragraph (a)(16), the term saleable hydrocarbons means hydrocarbons that are saleable in the state in which the hydrocarbons are delivered.

    (ii)
    Oil and gas producing activities do not include:

    (A)
    Transporting, refining, or marketing oil and gas;

    (B)
    Processing of produced oil, gas, or natural resources that can be upgraded into synthetic oil or gas by a registrant that does not have the legal right to produce or a revenue interest in such production;

    (C)
    Activities relating to the production of natural resources other than oil, gas, or natural resources from which synthetic oil and gas can be extracted; or

    (D)
    Production of geothermal steam.

        (17)    Possible reserves.    Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

    (i)
    When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

    (ii)
    Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.

    (iii)
    Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

    (iv)
    The proved plus probable and proved plus probable plus possible reserves estimates must be based on reasonable alternative technical and commercial interpretations within the reservoir or subject project that are clearly documented, including comparisons to results in successful similar projects.

    (v)
    Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

    (vi)
    Pursuant to paragraph (a)(22)(iii) of this section, where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.

        (18)    Probable reserves.    Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

    (i)
    When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

    (ii)
    Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

    (iii)
    Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

    (iv)
    See also guidelines in paragraphs (a)(17)(iv) and (a)(17)(vi) of this section.

        (19)    Probabilistic estimate.    The method of estimation of reserves or resources is called probabilistic when the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) is used to generate a full range of possible outcomes and their associated probabilities of occurrence.

        (20)    Production costs.

    (i)
    Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and gas produced. Examples of production costs (sometimes called lifting costs) are:

      (A)
      Costs of labor to operate the wells and related equipment and facilities.

      (B)
      Repairs and maintenance.

      (C)
      Materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities.

      (D)
      Property taxes and insurance applicable to proved properties and wells and related equipment and facilities.

      (E)
      Severance taxes.

    (ii)
    Some support equipment or facilities may serve two or more oil and gas producing activities and may also serve transportation, refining, and marketing activities. To the extent that the support equipment and facilities are used in oil and gas producing activities, their depreciation and applicable operating costs become exploration, development or production costs, as appropriate. Depreciation, depletion, and amortization of capitalized acquisition, exploration, and development costs are not production costs but also become part of the cost of oil and gas produced along with production (lifting) costs identified above.

        (21)    Proved area.    The part of a property to which proved reserves have been specifically attributed.

        (22)    Proved oil and gas reserves.    Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

    (i)
    The area of the reservoir considered as proved includes:

    (A)
    The area identified by drilling and limited by fluid contacts, if any, and

    (B)
    Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

    (ii)
    In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

    (iii)
    Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

    (iv)
    Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

    (A)
    Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

    (B)
    The project has been approved for development by all necessary parties and entities, including governmental entities.

    (v)
    Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

        (23)    Proved properties.    Properties with proved reserves.

        (24)    Reasonable certainty.    If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

        (25)    Reliable technology.    Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

        (26)    Reserves.    Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

        Note to paragraph (a)(26):    Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

        Excerpted from the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas:

        932-235-50-30 A standardized measure of discounted future net cash flows relating to an entity's interests in both of the following shall be disclosed as of the end of the year:

  a.
  Proved oil and gas reserves (see paragraphs 932-235-50-3 through 50-11B)

  b.
  Oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the entity participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves (see paragraph 932-235-50-7).

        The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes.

        932-235-50-31 All of the following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed in accordance with paragraphs 932-235-50-3 through 50-11B:

  a.
  Future cash inflows.    These shall be computed by applying prices used in estimating the entity's proved oil and gas reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

  b.
  Future development and production costs.    These costs shall be computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. if estimated development expenditures are significant, they shall be presented separately from estimated production costs.

  c.
  Future income tax expenses.    These expenses shall be computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the entity's proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expenses shall give effect to tax deductions and tax credits and allowances relating to the entity's proved oil and gas reserves.

  d.
  Future net cash flows.    These amounts are the result of subtracting future development and production costs and future income tax expenses from future cash inflows.

  e.
  Discount.    This amount shall be derived from using a discount rate of 10 percent a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

  f.
  Standardized measure of discounted future net cash flows.    This amount is the future net cash flows less the computed discount.

        (27)    Reservoir.    A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

        (28)    Resources.    Resources are quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

        (29)    Service well.    A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

        (30)    Stratigraphic test well.    A stratigraphic test well is a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as "exploratory type" if not drilled in a known area or "development type" if drilled in a known area.

        (31)    Undeveloped oil and gas reserves.    Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

    (i)
    Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

    (ii)
    Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

        From the SEC's Compliance and Disclosure Interpretations (October 26, 2009):

        Although several types of projects—such as constructing offshore platforms and development in urban areas, remote locations or environmentally sensitive locations—by their nature customarily take a longer time to develop and therefore often do justify longer time periods, this determination must always take into consideration all of the facts and circumstances. No particular type of project per se justifies a longer time period, and any extension beyond five years should be the exception, and not the rule.

        Factors that a company should consider in determining whether or not circumstances justify recognizing reserves even though development may extend past five years include, but are not limited to, the following:

  •
  The company's level of ongoing significant development activities in the area to be developed (for example, drilling only the minimum number of wells necessary to maintain the lease generally would not constitute significant development activities);

  •
  The company's historical record at completing development of comparable long-term projects;

  •
  The amount of time in which the company has maintained the leases, or booked the reserves, without significant development activities;

  •
  The extent to which the company has followed a previously adopted development plan (for example, if a company has changed its development plan several times without taking significant steps to implement any of those plans, recognizing proved undeveloped reserves typically would not be appropriate); and

  •
  The extent to which delays in development are caused by external factors related to the physical operating environment (for example, restrictions on development on Federal lands, but not obtaining government permits), rather than by internal factors (for example, shifting resources to develop properties with higher priority).

    (iii)
    Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of this section, or by other evidence using reliable technology establishing reasonable certainty.

        (32)    Unproved properties.    Properties with no proved reserves.

INDEX TO EXHIBITS

Exhibit Number		Description
1.1	*	Underwriting Agreement dated as of May 2, 2012 among Pacific Coast Energy Company LP, PCEC (GP) LLC, Pacific Coast Oil Trust and Barclays Capital Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (Incorporated herein by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532)).

3.1	*	Certificate of Trust of Pacific Coast Oil Trust. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed on January 6, 2012 (Registration No. 333-178928))

3.2	*	Trust Agreement of Pacific Coast Oil Trust, dated January 3, 2012, among Pacific Coast Energy Company LP, Wilmington Trust, National Association, as Delaware trustee of Pacific Coast Oil Trust, and The Bank of New York Mellon Trust Company, N.A., as trustee of Pacific Coast Oil Trust. (Incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-1, filed on January 6, 2012 (Registration No. 333-178928))

3.3	*	Amended and Restated Trust Agreement of Pacific Coast Oil Trust, dated May 8, 2012, among Pacific Coast Energy Company LP, Wilmington Trust, National Association, as Delaware trustee of Pacific Coast Oil Trust, and The Bank of New York Mellon Trust Company, N.A., as trustee of Pacific Coast Oil Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532))

3.4	*	First Amendment to Amended and Restated Trust Agreement of Pacific Coast Oil Trust, dated June 15, 2012 (Incorporated by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532))

10.1	*	Conveyance of Net Profits Interests and Overriding Royalty Interest, dated as of June 15, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532))

10.2	*	Registration Rights Agreement, dated as of May 8, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.2 to the Trust's Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532))

10.3	*	Operating and Services Agreement, dated as of May 8, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated by reference to Exhibit 10.3 to the Trust's Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532))

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Report of Netherland Sewell & Associates, Inc.

*
Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.