Form 10-Q
period 2013-03-31
Pacific Coast Oil Trust
filed 2013-05-10
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

As of May 10, 2013, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of PCEC and the Trust, including those referred to under “Risk Factors” in Section 1A of Part II hereof.  All written and oral forward-looking statements attributable to PCEC or the Trust or persons acting on behalf of PCEC or the Trust are expressly qualified in their entirety by such factors.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$812	$17,519
Investment in conveyed interests, net of amortization	265,721,872	271,191,929
Total assets	$265,722,684	$271,209,448
TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$265,722,684	$271,209,448
Total Trust corpus	$265,722,684	$271,209,448

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statement of Distributable Income

(unaudited)

Three Months Ended
March 31, 2013
Income from conveyed interests	$17,459,328
General and administrative expenses	(321,962)
Cash reserves used for Trust expenses	16,707
Distributable income	$17,154,073

Distributable income per unit (38,583,158 units)	$0.44460

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2013	2012
Trust corpus, beginning of period	$271,209,448	$—
Cash reserves (used) withheld for future Trust expenses	(16,707)	10
Distributable income	17,154,073	—
Distributions to unitholders	(17,154,073)	—
Amortization of conveyed interests	(5,470,057)	—
Trust corpus, end of period	$265,722,684	$10

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

The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California (the “Conveyed Interests”) for the benefit of the Trust unitholders pursuant to an agreement among PCEC, the Trustee and the Delaware Trustee. The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrent with the initial public offering (“IPO”) of the Trust’s common units in May 2012.

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

Conveyance of Net Profits Interest and Overriding Royalty Interest and Initial Public Offering

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to as the Conveyed Interests.

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering.  Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

Note 2.   Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements as of and for the three months ended March 31, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K.

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair presentation of the interim period presented and include all the disclosures necessary to make the information presented not misleading.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.

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

The Conveyance of the Conveyed Interests to the Trust was accounted for as a transfer of properties under common control and recorded at PCEC’s historical net book value of the Conveyed Interests on May 8, 2012, the date of transfer to the Trust, except for the commodity derivatives which are reflected at their fair value as of May 8, 2012.

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to Trust corpus. Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of March 31, 2013 and December 31, 2012 was $18,771,574 and $13,301,517, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of March 31, 2013 or December 31, 2012.

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.  This comprehensive Non-GAAP basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Note 4.   Commodity Derivative Contracts

PCEC has entered into commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014, which represents approximately 70% of expected oil production from April 1, 2012 through March 31, 2014 from the proved developed reserves as of December 31, 2011, proportional to the Trust’s interest in the Developed Properties.  The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts will reduce the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. In addition, the aggregate amounts paid by PCEC on settlement of the commodity derivative contracts related to the Underlying Properties will reduce the amount of the Net Profits Interests paid to the Trust.  The Trust received from PCEC net settlements related to the hedge contracts of $867,882 for the three months ended March 31, 2013.

Note 5.   Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date.  During the three months ended March 31, 2012, there were no distributions.  The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2013.

Three Months Ended March 31, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403

Note 6.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months ended March 31, 2013, the Trust paid $50,000 to the Trustee and $0 to the Delaware Trustee.

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement, PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee equal to $83,333, which will change to $84,784 commencing on April 1, 2013 and annually thereafter, based on changes to the Consumer Price Index.  The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC.  During the three months ended March 31, 2013 the Trust paid PCEC $250,000.  There were no payments to PCEC under the Operating and Services Agreement during the three months ended March 31, 2012.

Note 7.   Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.  There were no borrowings outstanding at March 31, 2013.

Note 8.         Subsequent Events

On April 15, 2013, the distribution of $0.13655 per Trust Unit, which was declared on March 26, 2013, was paid to Trust unitholders owning Trust Units as of April 5, 2013.

On April 22, 2013 the Trust declared a distribution of $0.14600 per unit to unitholders of record as of May 2, 2013.  The distribution is payable to Trust unitholders on May 14, 2013.

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Trustee’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2012 Annual Report on Form 10-K.  The following review should also be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this report and Part I — Item 1A — “Risk Factors” in the Trust’s Annual Report on Form 10-K.

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

The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California.  The Conveyed Interests (as defined below) represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrent with the initial public offering of the Trust’s common units in May 2012.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly.  For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (such occurrence being herein called an “NPI Payout”).  Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trust will make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of its Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month).  Distributions are payable on or before the 10th business day after the record date.  Actual cash distributions to the Trust unitholders will fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust will be generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent, in effect, a return of a unitholder’s original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will decline over time.

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

Results of Operations for the Three Months Ended March 31, 2013

For the three months ended March 31, 2013, income from Conveyed Interests received by the Trust amounted to $17,459,327.  Because the Trust was not formed until January 3, 2012 and the conveyance of the Net Profits Interest and Overriding Royalty Interest was not completed until May 8, 2012, the Trust did not receive or disburse funds during the quarter ended March 31, 2012.  The net profits income received by the Trust during the three months ended March 31, 2013, was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2013.

	Developed Properties		Remaining Properties
	Underlying Sales Volumes	Average Price	Underlying Sales Volumes	Average Price
Month of Production	(Boe) (a)	(per Boe)	(Boe) (b)	(per Boe)

November	105,231	$94.58	20,620	$94.06
December	113,137	$96.91	22,783	$96.41
January	113,344	$102.12	25,375	$101.23

Total — First Quarter 2013	331,712	$97.95	68,778	$97.49

(a)                                 Crude oil sales represented 97% of total sales volumes from the Developed Properties.

(b)                                 Crude oil sales represented 100% of total sales volumes from the Remaining Properties.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended March 31, 2013 were determined as shown in the following table.  The Trust did not receive any income for the three months ended March 31, 2012.

Three Months Ended March 31, 2013
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$32,225,064
Natural gas sales	267,124
Total	32,492,188
Costs:
Direct operating expenses:
Lease operating expenses	9,981,807
Production and other taxes	1,061,968
Development expenses	1,025,189
Total	12,068,964
Total income	20,423,224
Net Profits Interest	80%
Income from Net Profits Interest	$16,338,579
Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$6,704,875
Total	6,704,875
Overriding Royalty Interest	502,866
Costs:
Direct operating expenses:
Lease operating expenses	1,136,452
Production and other taxes	71,726
Development expenses	5,071,314
Total	6,279,492
Total excess cost	(77,483)
Net Profits Interest	25%
25% Net Profits Interest Deficit(1)	$(19,371)
Total Trust Cash Flow
80% net profit interest	$16,338,579
25% net profit interest	—
7.5% overriding royalty interest	502,866
Settlement of commodity derivative contracts	867,882
PCEC operating and service fee	(250,000)
Total	$17,459,327
Trust general and administrative expenses and cash withheld for expenses	(305,255)
Distributable income	$17,154,072

Three Months Ended
(1) 25% Net Profits Interest Accrued Deficit	March 31, 2013
Beginning balance	$(5,222,622)
Current period	(19,371)
Ending balance	$(5,241,993)

Three months ended March 31, 2013

Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $20.4 million for the three months ended March 31, 2013.  Total capital expenditures included in the net profits calculation during the quarter were approximately $1.0 million.  Total lease operating expenses included in the net profits calculation during the quarter were approximately $10.0 million.  Net settlements related to hedge contracts were $0.9 million for the three months ended March 31, 2013.

For the Remaining Properties, costs exceeded gross proceeds for the three months ended March 31, 2013, therefore the Trust received approximately $0.5 million from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, is approximately $5.2 million at March 31, 2013.

PCEC charged the Trust $0.25 million for the Operating and Service Fee for the three months ended March 31, 2013.

The total cash received by the Trust from PCEC for the three months ended March 31, 2013 was approximately $17.5 million.  The Trustee paid general and administrative expenses of $0.3 million during the first quarter of 2013.  Expenses paid during the first quarter primarily consisted of Trustee fees, accounting fees and New York Stock Exchange listing fees.  The distributable income was approximately $17.2 million.

Liquidity and Capital Resources

Other than Trust administrative expenses, including payment of the PCEC operating and services fee and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month.  Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

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

The Trustee has no current plans to authorize the Trust to borrow money.  During the quarter ended March 31, 2013, there were no borrowings.

Distributions Paid and Declared After Quarter End

On April 15, 2013, the distribution of $0.13655 per Trust Unit, which was declared on March 26, 2013, was paid to Trust unitholders owning Trust Units as of April 5, 2013.

On April 22, 2013 the Trust declared a distribution of $0.14600 per unit to unitholders of record as of May 2, 2013.  The distribution is payable to Trust unitholders on May 14, 2013.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2012 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2013.

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

Credit Risk.  The Trust’s most significant credit risk is the risk of the bankruptcy of PCEC.  The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves.  Further, in the event of the bankruptcy of PCEC, if a court held that the Net Profits Interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net Profits Interests.  In addition, PCEC has entered into commodity derivative contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The use of the commodity derivative contracts involves the risk that the counterparty to the contracts will be unable to meet its obligations under the contracts. The commodity derivative contracts are with Wells Fargo Bank, National Association.  All payments from the commodity derivative contract counterparty are paid to PCEC.

Item 4.         Controls and Procedures.

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by PCEC to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period covered by this Quarterly Report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

During the quarter ended March 31, 2013, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1A.     Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.  No material change to such risk factors occurred during the three months ended March 31, 2013.

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

Date: May 10, 2013

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