Form 10-Q
period 2013-06-30
Pacific Coast Oil Trust
filed 2013-08-08
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

As of August 9, 2013, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

(unaudited)

Thousands of dollars	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$11	$17
Investment in conveyed interests, net of amortization	260,626	271,192
Total assets	$260,637	$271,209
TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$260,637	$271,209
Total Trust corpus	$260,637	$271,209

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars except unit amounts	2013	2012	2013	2012
Income from conveyed interests	$16,934	$6,550	$34,393	$6,550
General and administrative expenses	(130)	(236)	(453)	(236)
Cash reserves used (withheld) for Trust expenses	(10)	(50)	7	(50)
Distributable income	$16,794	$6,264	$33,947	$6,264

Distributable income per unit (38,583,158 units)	$0.43527	$0.16234	$0.87987	$0.16234

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars	2013	2012	2013	2012
Trust corpus, beginning of period	$265,723	$––	$271,209	$––
Investment in conveyed interests	––	284,494	––	284,494
Cash reserves (used) withheld for future Trust expenses	10	50	(7)	50
Distributable income	16,794	6,263	33,949	6,263
Distributions to unitholders	(16,794)	(6,263)	(33,949)	(6,263)
Amortization of conveyed interests	(5,096)	(2,139)	(10,565)	(2,139)
Trust corpus, end of period	$260,637	$282,405	$260,637	$282,405

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

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering.  Upon completion of the offering and as of June 30, 2013, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

Note 2.         Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements as of and for the three months and six months ended June 30, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to Trust corpus. Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of June 30, 2013 and December 31, 2012 was $23.9 million and $13.3 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.  There was no impairment as of June 30, 2013 or December 31, 2012.

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

The Conveyed Interests were conveyed by PCEC to the Trust on May 8, 2012. During the three months ended March 31, 2012, no payments from the Conveyed Interests were received, no Trust general and administrative expenses were paid and no operating and services fees to PCEC were incurred. During the six months ended June 30, 2012, income from Conveyed Interests received by the Trust amounted to $6.6 million, Trust general and administrative expenses were $0.2 million and $0.1 million operating and services paid to PCEC.

Note 3.         Income Taxes

Federal Income Taxes

Tax counsel to the Trust advised the Trustee at the time of formation that for U. S. federal income tax purposes, the Trust will be treated as a grantor trust and therefore will not be subject to tax at the Trust level. Trust unitholders are treated as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on his pro rata share of the income and gain attributable to the assets of the Trust and entitled to claim his pro rata share of the deductions and expenses attributable to the assets of the Trust. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

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

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (including custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name).  Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512) 236-6545, is the representative of the Trust that provides tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.  Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements.  Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder’s individual tax circumstances. Unitholders should consult their tax advisors about the federal tax consequences relating to owning the Trust Units.

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

Note 4.         Commodity Derivative Contracts

PCEC has entered into commodity derivative contracts with Wells Fargo Bank, National Association on behalf of the Trust in order to mitigate the effects of falling commodity prices through March 31, 2014. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014, which represents approximately 70% of expected oil production from April 1, 2012 through March 31, 2014 from the proved developed reserves as of December 31, 2011, proportional to the Trust’s interest in the Developed Properties.  The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts will reduce the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties will reduce the amount of the Net Profits Interests paid to the Trust.  The Trust received from PCEC net settlements related to derivative contracts of $1.0 million and $1.8 million, respectively, for the three months and six months ended June 30, 2013. In addition, the Trust paid PCEC net settlements of $0.3 million related to derivative contracts for each of the three months and six months ended June 30, 2012.

Note 5.         Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, in excess of the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date.  During the three months ended March 31, 2012, there were no distributions.  The following table illustrates information regarding the Trust’s distributions paid during the six months ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	April 5, 2013	April 15, 2013	$0.13655
April 22, 2013	May 2, 2013	May 14, 2013	$0.14600
May 24, 2013	June 3, 2013	June 14, 2013	$0.15270

Six Months Ended June 30, 2012

Declaration Date	Record Date	Payment Date	Distribution per Unit
May 21, 2012	May 31, 2012	June 15, 2012	$0.16234

Note 6.         Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months and six months ended June 30, 2013, the Trust paid $50,000 and $100,000 to the Trustee and $2,000 and $2,000 to the Delaware Trustee, respectively. During the three months and six months ended June 30, 2012, the trust paid $0 and $60,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement, PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee equal to $83,333, which changed to $85,083 commencing on April 1, 2013. The monthly fee will be revised annually on April 1, based on changes to the Consumer Price Index.  The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC.  During the three months and six months ended June 30, 2013 the Trust paid PCEC $0.3 million and $0.5 million, respectively. During the three months and six months ended June 30, 2012 the Trust paid PCEC $83,333.  There were no payments to PCEC under the Operating and Services Agreement during the three months ended March 31, 2012.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed, for the benefit of PCEC and any transferee of PCEC’s trust units, to register the trust units they hold. On June 17, 2013, pursuant to the registration rights agreement, the Trust filed a registration statement on Form S-3 registering the offering by PCEC of 20,083,158 Trust units.  The registration statement is not yet effective.  PCEC will bear all costs and expenses incidental to the registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the trust units.

Note 7.         Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.  There were no borrowings outstanding at June 30, 2013.

Note 8.         Subsequent Events

On July 15, 2013, the distribution of $0.15721 per Trust Unit, which was declared on June 25, 2013, was paid to Trust unitholders owning Trust Units as of July 5, 2013.

On July 26, 2013 the Trust declared a distribution of $0.15462 per unit to unitholders of record as of August 5, 2013.  The distribution is payable to Trust unitholders on August 14, 2013.

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2012 Annual Report on Form 10-K.  The following review should also be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this report and Part I — Item 1A — “Risk Factors” in the Trust’s Annual Report on Form 10-K.

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust units, sells the Net Profits Interest, (2) the annual cash available for distribution to the Trust is less than $2.0 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust units vote in favor of dissolution or (4) the Trust is judicially dissolved.

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

PCEC has entered into commodity derivative contracts with Wells Fargo Bank, National Association on behalf of the Trust in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014, which represents approximately 70% of expected oil production from April 1, 2012 through March 31, 2014 from the proved developed reserves as of December 31, 2011, proportional to the Trust’s interest in the Developed Properties.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, income from Conveyed Interests received by the Trust amounted to $16.9 million compared with $6.6 million for the three months ended June 30, 2012.  Because the Trust was not formed until January 3, 2012 and the conveyance of the Net Profits Interest and Overriding Royalty Interest was not completed until May 8, 2012, the Trust did not receive or disburse funds during the quarter ended March 31, 2012.  The net profits income received by the Trust during the quarter ended June 30, 2012 was primarily associated with net profits for oil and natural gas production during the month of April 2012. The net profits income received by the Trust during the three months ended June 30, 2013, was primarily associated with net profits for oil and natural gas production during the months of February, March and April 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2013.

	Developed Properties		Remaining Properties
	Underlying Sales Volumes	Average Price	Underlying Sales Volumes	Average Price
Month of Production	(Boe)	(per Boe)	(Boe)	(per Boe)

February	102,242	$101.53	21,633	$101.84
March	111,826	$100.82	25,589	$99.62
April	106,404	$97.81	23,488	$95.88

Total — Second Quarter 2013 (a)	320,472	$100.05	70,710	$99.06

(a)         Crude oil sales represented 96% of total sales volumes from the Developed Properties and 100% of total sales volumes from the Remaining Properties.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid from Inception (May 8, 2012) through June 30, 2012.

	Developed Properties		Remaining Properties
	Underlying Sales Volumes	Average Price	Underlying Sales Volumes	Average Price
Month of Production	(Boe)	(per Boe)	(Boe)	(per Boe)

April	110,620	$111.17	––	$––

Total — Second Quarter 2012 (a)	110,620	$111.17	––	$––

(a)         Crude oil sales represented 97% of total sales volumes from the Developed Properties.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended June 30, 2013 and from Inception (May 8, 2012) through June 30, 2012 were determined as shown in the following table.  The Trust did not receive any income for the three months ended March 31, 2012.

Thousands of dollars	Three Months Ended June 30, 2013	Inception (May 8, 2012) through June 30, 2012
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$31,758	$12,247
Natural gas sales	305	50
Total	32,063	12,297
Costs:
Direct operating expenses:
Lease operating expenses	10,507	3,170
Production and other taxes	896	353
Development expenses	1,028	74
Total	12,431	3,597
Total income	19,632	8,700
Net Profits Interest	80%	80%
Income from Net Profits Interest	$15,706	$6,960
Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$7,004	$––
Total	7,004	––
Overriding Royalty Interest	504	––
Costs:
Direct operating expenses:
Lease operating expenses	1,314	––
Production and other taxes	207	––
Development expenses	2,445	2,051
Total	3,966	2,051
Total income (excess cost)	2,534	(2,051)
Net Profits Interest	25%	25%
25% Net Profits Interest Income (Deficit)(1)	$634	$(513)
Total Trust Cash Flow
80% net profit interest	$15,706	$6,960
25% net profit interest	––	—
7.5% overriding royalty interest	504	––
Settlement of commodity derivative contracts	976	(327)
PCEC operating and service fee	(252)	(83)
Total	$16,934	$6,550
Trust general and administrative expenses and cash withheld for expenses	(140)	(286)
Distributable income	$16,794	$6,264

	Three Months Ended	Three Months Ended
(1) 25% Net Profits Interest Accrued Deficit	June 30, 2013	June 30, 2012
Beginning balance	$(5,242)	$––
Current period	634	(513)
Ending balance	$(4,608)	$(513)

Three months ended June 30, 2013 and 2012

Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $19.6 million for the three months ended June 30, 2013 compared to $8.7 million for the three months ended June 30, 2012.  Total capital expenditures included in the net profits calculation during the second quarter of 2013 were approximately $1.0 million compared to $0.1 million in the second quarter of 2012.  Total lease operating expenses included in the net profits calculation during the second quarter of 2013 were approximately $10.5 million compared with approximately $3.2 million in the 2012 second quarter.  Net settlement receipts related to commodity derivative contracts were $1.0 million for the three months ended June 30, 2013. Settlement payments related to commodity derivative contracts were $0.3 million for the three months ended June 30, 2012.

For the Remaining Properties, costs exceeded gross proceeds for the three months ended June 30, 2013, therefore the Trust received approximately $0.5 million from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The Trust received no revenue from the Remaining Properties during the second quarter of 2012.  The cumulative deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, was approximately $4.6 million and $0.5 million, respectively at June 30, 2013 and 2012.

PCEC charged the Trust $0.3 million and $0.1 million, respectively, for the Operating and Service Fee for the three months ended June 30, 2013 and 2012.

The total cash received by the Trust from PCEC for the three months ended June 30, 2013 was approximately $16.9 million compared to $6.6 million for the three months ended June 30, 2012.  The Trustee paid general and administrative expenses of $0.1 million during the second quarter of 2013 compared with $0.2 million during the second quarter of 2012.  Expenses paid during the 2013 second quarter primarily consisted of Trustee fees, accounting fees and New York Stock Exchange listing fees while the expenses paid during the second quarter of 2012 primarily consisted of legal fees associated with the formation of the Trust.  The distributable income was approximately $16.8 million and $6.3 million, respectively, for the three months ended June 30, 2013 and 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, income from Conveyed Interests received by the Trust amounted to $34.4 million compared with $6.6 million for the six months ended June 30, 2012.  Because the Trust was not formed until January 3, 2012 and the conveyance of the Net Profits Interest and Overriding Royalty Interest was not completed until May 8, 2012, the Trust did not receive or disburse funds during the quarter ended March 31, 2012.  The net profits income received by the Trust during the six months ended June 30, 2012 was primarily associated with net profits for oil and natural gas production during April 2012. The net profits income received by the Trust during the six months ended June 30, 2013, was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January, February, March and April 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2013.

	Developed Properties		Remaining Properties
	Underlying Sales Volumes	Average Price	Underlying Sales Volumes	Average Price
Month of Production	(Boe)	(per Boe)	(Boe)	(per Boe)

November	105,231	$94.58	20,620	$94.06
December	113,137	$96.91	22,783	$96.41
January	113,344	$102.12	25,375	$101.23

Total — First Quarter 2013	331,712	$97.95	68,778	$97.49

February	102,242	$101.53	21,633	$101.84
March	111,826	$100.82	25,589	$99.62
April	106,404	$97.81	23,488	$95.88

Total — Second Quarter 2013	320,472	$100.05	70,710	$99.06

Total — Six Months Ended June 30, 2013 (a)	652,184	$98.98	139,488	$98.28

(a)         Crude oil sales represented 96% of total sales volumes from the Developed Properties and 100% of total sales volumes from the Remaining Properties.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid from Inception (May 8, 2012) through June 30, 2012.

	Developed Properties		Remaining Properties
	Underlying Sales Volumes	Average Price	Underlying Sales Volumes	Average Price
Month of Production	(Boe)	(per Boe)	(Boe)	(per Boe)

April	110,620	$111.17	––	$––

Total — Second Quarter 2012 (a)	110,620	$111.17	––	$––

(a)         Crude oil sales represented 97% of total sales volumes from the Developed Properties.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the six months ended June 30, 2013 and from Inception (May 8, 2012) through June 30, 2012 were determined as shown in the following table.  The Trust did not receive any income for the three months ended March 31, 2012.

Thousands of dollars	Six Months Ended June 30, 2013	Inception (May 8, 2012) through June 30, 2012

Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$63,983	$12,247
Natural gas sales	572	50
Total	64,555	12,297
Costs:
Direct operating expenses:
Lease operating expenses	20,489	3,170
Production and other taxes	1,958	353
Development expenses	2,053	74
Total	24,500	3,597
Total income	40,055	8,700
Net Profits Interest	80%	80%
Income from Net Profits Interest	$32,044	$6,960
Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$13,709	$––
Total	13,709	––
Overriding Royalty Interest	1,007	––
Costs:
Direct operating expenses:
Lease operating expenses	2,450	––
Production and other taxes	279	––
Development expenses	7,516	2,051
Total	10,245	2,051
Total income (excess cost)	2,457	(2,051)
Net Profits Interest	25%	25%
25% Net Profits Interest Income (Deficit)(1)	$614	$(513)
Total Trust Cash Flow
80% net profit interest	$32,044	$6,960
25% net profit interest	––	—
7.5% overriding royalty interest	1,007	––
Settlement of commodity derivative contracts	1,844	(327)
PCEC operating and service fee	(502)	(83)
Total	$34,393	$6,550
Trust general and administrative expenses and cash withheld for expenses	(446)	(286)
Distributable income	$33,947	$6,264

	Six Months Ended	Inception (May 8, 2012) through
(1) 25% Net Profits Interest Accrued Deficit	June 30, 2013	June 30, 2012
Beginning balance	$(5,242)	$––
Current period	614	(513)
Ending balance	$(4,628)	$(513)

Six months ended June 30, 2013 and 2012

Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $40.1 million for the six months ended June 30, 2013 compared to $8.7 million for the six months ended June 30, 2012.  Total capital expenditures included in the net profits calculation during the six months ended June 30, 2013 were approximately $2.1 million compared to $0.1 million in the same period of 2012.  Total lease operating expenses included in the net profits calculation during the six months ended June 30, 2013 were approximately $20.5 million compared with approximately $3.2 million in the six months ended June 30, 2012.  Net settlement receipts related to commodity derivative contracts were $1.8 million for the six months ended June 30, 2013. Settlement payments related to commodity derivative contracts were $0.3 million for the six months ended June 30, 2012.

For the Remaining Properties, costs exceeded gross proceeds for the six months ended June 30, 2013, therefore the Trust received approximately $1.0 million from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The Trust received no revenue from the Remaining Properties during the first six months of 2012.  The cumulative deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, is approximately $4.6 million and $0.5 million, respectively at June 30, 2013 and 2012.

PCEC charged the Trust $0.5 million and $0.1 million, respectively, for the Operating and Service Fee for the six months ended June 30, 2013 and 2012.

The total cash received by the Trust from PCEC for the six months ended June 30, 2013 was approximately $34.4 million compared to $6.6 million for the six months ended June 30, 2012.  The Trustee paid general and administrative expenses of $0.4 million during the six months ended June 30, 2013 compared with $0.2 million during the first six months of 2012.  Expenses paid during the six months ended June 30, 2013 primarily consisted of Trustee fees, accounting fees and New York Stock Exchange listing fees while the expenses paid during the first six months of 2012 primarily consisted of legal fees associated with the formation of the Trust.  The distributable income was approximately $33.9 million and $6.3 million, respectively, for the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

Other than Trust administrative expenses, including payment of the PCEC operating and services fee and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, in excess of the Trust’s expenses paid for that month.  Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

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

The Trustee has no current plans to authorize the Trust to borrow money.  During the quarter ended June 30, 2013, there were no borrowings.

Distributions Paid and Declared After Quarter End

On July 15, 2013, the distribution of $0.15721 per Trust Unit, which was declared on June 25, 2013, was paid to Trust unitholders owning Trust Units as of July 5, 2013.

On July 26, 2013 the Trust declared a distribution of $0.15462 per unit to unitholders of record as of August 5, 2013.  The distribution is payable to Trust unitholders on August 14, 2013.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements and does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

New Accounting Pronouncements

As the Trust’s financial statements are prepared using the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2012 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2013.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.  The Trust’s most significant market risk relates to the prices received for oil and natural gas production.  The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a much lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce.

Credit Risk.  The Trust’s most significant credit risk is the bankruptcy risk related to PCEC.  The bankruptcy of PCEC could impede the operation of wells and the development of proved undeveloped reserves that support the Trust’s Net Profits Interest and Overriding Royalty Interest.  Further, in the event of the bankruptcy of PCEC, if a court held that the Net Profits Interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net Profits Interests.  In addition, PCEC has entered into commodity derivative contracts to reduce the exposure of revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The use of the commodity derivative contracts involves the risk that the counterparty to the contracts will be unable to meet its obligations under the contracts. The commodity derivative contracts are with Wells Fargo Bank, National Association.  All payments from the commodity derivative contract counterparty are paid to PCEC.

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

During the quarter ended June 30, 2013, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1A.              Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.  No material change to such risk factors occurred during the three months ended June 30, 2013.

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

Date: August 8, 2013

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