Form 10-Q
period 2013-09-30
Pacific Coast Oil Trust
filed 2013-11-07
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

As of November 7, 2013, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

Thousands of dollars	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$9	$17
Investment in conveyed interests, net of amortization (Note 2)	255,399	271,192
Total assets	$255,408	$271,209
TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$255,408	$271,209
Total Trust corpus	$255,408	$271,209

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars except unit amounts	2013	2012	2013	2012
Income from conveyed interests	$18,737	$17,692	$53,130	$24,242
General and administrative expenses	(152)	(149)	(603)	(386)
Cash reserves used (withheld) for Trust expenses	2	(15)	8	(65)
Distributable income	$18,587	$17,528	$52,535	$23,791

Distributable income per unit (38,583,158 units)	$0.48174	$0.45429	$1.36160	$0.61662

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars	2013	2012	2013	2012
Trust corpus, beginning of period	$260,637	$282,405	$271,209	$—
Investment in conveyed interests	—	—	—	284,493
Cash reserves (used) withheld for future Trust expenses	(2)	15	(8)	65
Distributable income	18,587	17,528	52,535	23,791
Distributions to unitholders	(18,587)	(17,528)	(52,535)	(23,791)
Amortization of conveyed interests	(5,227)	(5,652)	(15,793)	(7,790)
Trust corpus, end of period	$255,408	$276,768	$255,408	$276,768

The accompanying notes are an integral part of these financial statements.

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

Conveyance of Net Profits Interest, Overriding Royalty Interest and Public Offerings

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

On September 19, 2013, the Trust, PCEC and the other persons or entities parties signatory thereto (collectively with PCEC, the “Selling Unitholders”) entered into an Underwriting Agreement (the “Underwriting Agreement”), with the underwriters named therein (the “Underwriters”), with respect to the offer and sale (the “Offering”) by PCEC and the other Selling Unitholders.  On September 23, 2013, PCEC distributed 11,216,661 Trust units to the Selling Unitholders.  Immediately following the distribution, the Selling Unitholders sold 8,500,000 Trust units.  Concurrently, PCEC sold additional 5,000,000 Trust units and retained 3,866,497 Trust units, or 10% of the issued and outstanding Trust units.  The Trust received no proceeds from the sales of these Trust units.

2.             Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements as of and for the three months and nine months ended September 30, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K.

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

•                  PCEC’s operating and services fee is recorded when paid; and

•                  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as liabilities under accounting principles generally accepted in the United States of America (“GAAP”).

The Conveyance of the Conveyed Interests to the Trust was accounted for as a transfer of properties under common control and recorded at PCEC’s historical net book value of the Conveyed Interests on May 8, 2012, the date of transfer to the Trust, except for the commodity derivatives which were reflected at their fair value as of May 8, 2012.

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus. During the three months and nine months ended September 30, 2013 amortization expense was $5.2 million and $15.8 million, respectively. Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of September 30, 2013 and December 31, 2012 was $29.1 million and $13.3 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.  There was no impairment as of September 30, 2013 or December 31, 2012.

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

4.             Commodity Derivative Contracts

PCEC entered into commodity derivative contracts with Wells Fargo Bank, National Association on behalf of the Trust in order to mitigate the effects of falling commodity prices through March 31, 2014. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The Trust is entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ending March 31, 2014, which represents approximately 70% of expected oil production from April 1, 2012 through March 31, 2014 from the proved developed reserves as of December 31, 2011, proportional to the Trust’s interest in the Developed Properties.  The amounts received or paid by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts will reduce or increase the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. The Trust received from PCEC net settlements related to derivative contracts of $1.9 million and $3.7 million, respectively, for the three months and nine months ended September 30, 2013. In addition, the Trust received from PCEC net settlements of $2.2 and $1.9 million, respectively, related to derivative contracts for the three months and nine months ended September 30, 2012.

5.             Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, in excess of the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date.  The following table provides information regarding the Trust’s distributions paid during the nine months ended September 30, 2013 and 2012.

Nine Months Ended September 30, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	April 5, 2013	April 15, 2013	$0.13655
April 22, 2013	May 2, 2013	May 14, 2013	$0.14600
May 24, 2013	June 3, 2013	June 14, 2013	$0.15270
June 25, 2013	July 5, 2013	July 15, 2013	$0.15721
July 26, 2013	August 4, 2013	August 14, 2013	$0.15462
August 27, 2013	September 6, 2013	September 16, 2013	$0.16990

Nine Months Ended September 30, 2012

Declaration Date	Record Date	Payment Date	Distribution per Unit
May 21, 2012	May 31, 2012	June 15, 2012	$0.16234
June 19, 2012	June 29, 2012	July 16, 2012	$0.15392
July 20, 2012	July 31, 2012	August 14, 2012	$0.15187
August 21, 2012	August 31, 2012	September 14, 2012	$0.14850

6.             Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months and nine months ended September 30, 2013, the Trust paid $50,000 and $150,000 to the Trustee and $0 and $2,000 to the Delaware Trustee, respectively. During the three months and nine months ended September 30, 2012, the trust paid $50,000 and $110,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement, PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee equal to $83,333, which changed to $85,083 commencing on April 1, 2013. The monthly fee will be revised annually on April 1, based on changes to the Consumer Price Index.  The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC.  During the three months and nine months ended September 30, 2013 the Trust paid PCEC $0.3 million and $0.8 million, respectively. During the three months and nine months ended September 30, 2012 the Trust paid PCEC $0.3 million and $0.3 million, respectively.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed, for the benefit of PCEC and any transferee of PCEC’s Trust units, to register the Trust units they hold. On June 17, 2013, pursuant to the registration rights agreement, the Trust filed a registration statement on Form S-3 registering the offering by PCEC of 20,083,158 Trust units.  The registration statement was declared effective on September 12, 2013.

Underwriting Agreement. On September 19, 2013, the Selling Unitholders entered into an Underwriting Agreement with the Underwriters, with respect to the offer and sale (the “Secondary Offering”) by the Selling Unitholders of 13,500,000 Trust units at a price of $17.10 per Trust Unit ($16.416 per Trust unit, net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Selling Unitholders also granted the Underwriters an option for a period of 30 days to purchase up to an additional 2,025,000 Trust units on the same terms, which expired unexercised. On September 25, 2013, the Selling Unitholders completed the Secondary Offering under the registration statement described under Registration Rights Agreement in this Note 6. The Trust did not receive any proceeds from the Secondary Offering. Following the closing of the Secondary Offering and as of September 30, 2013, PCEC held 10% of all outstanding Trust units.

7.                                      Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.  There were no borrowings outstanding at September 30, 2013.

8.                                      Subsequent Events

On October 14, 2013, the distribution of $0.15761 per Trust Unit, which was declared on September 24, 2013, was paid to Trust unitholders owning Trust units as of October 4, 2013.

On October 24, 2013 the Trust declared a distribution of $0.14756 per unit to unitholders of record as of November 7, 2013.  The distribution is payable to Trust unitholders on November 14, 2013.

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of its Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month).  Distributions are payable on or before the 10th business day after the record date.  Actual cash distributions to the Trust unitholders fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust are generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution represents, in effect, a return of a unitholder’s original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will decline over time.

Conveyance of Net Profits Interest, Overriding Royalty Interest and Public Offerings

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to as the Conveyed Interests, in exchange for 38,583,158 Trust units.

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust units to the public in an initial public offering.  The Trust received no proceeds from the sale of the Trust units.  Upon completion of the Trust’s initial public offering, PCEC owned 20,083,158 Trust units, or 52% of the issued and outstanding Trust units. On September 19, 2013, the Trust, PCEC and the other persons or entities parties signatory thereto (collectively with PCEC, the “Selling Unitholders”) entered into an Underwriting Agreement (the “Underwriting Agreement”), with the underwriters named therein (the “Underwriters”), with respect to the offer and sale (the “Offering”) described therein by PCEC and the other Selling Unitholders.  On September 23, 2013, PCEC distributed 11,216,661 Trust units to the Selling Unitholders.  Immediately following the distribution, the Selling Unitholders sold 8,500,000 Trust units.  Concurrently, PCEC sold additional 5,000,000 Trust units and retained 3,866,497 Trust units, or 10% of the issued and outstanding Trust units.  The Trust did not receive any proceeds from the Secondary Offering.

Properties

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, income from Conveyed Interests received by the Trust amounted to $18.7 million compared with $17.7 million for the three months ended September 30, 2012.  The net profits income received by the Trust during the quarter ended September 30, 2013 and 2012 were primarily associated with net profits for oil and natural gas production during the months of May, June and July of 2013 and 2012, respectively.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,
	2013	2012
Developed Properties:
Underlying sales volumes (Boe) (a)	322,595	324,267
Average daily production (Boe/d)	3,506	3,525
Average price (per Boe)	$97.98	$94.64
Production cost (per Boe)	$29.40	$33.88

Remaining Properties:
Underlying sales volumes (Boe) (b)	73,955	6,967
Average daily production (Boe/d)	804	114
Average price (per Boe)	$96.91	$91.39
Production cost (per Boe)	$20.21	$28.73

(a)                                 Crude oil sales represented 97% and 98% of total sales volumes from the Developed Properties for the three months ended September 30, 2013 and 2012, respectively.

(b)                                 Crude oil sales represented 100% of total sales volumes from the Remaining Properties.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended September 30, 2013 and 2012 were determined as shown in the following table.  The Trust did not receive any income for the three months ended March 31, 2012.

Thousands of dollars	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$31,339	$30,551
Natural gas sales	270	137
Total	31,609	30,688
Costs:
Direct operating expenses:
Lease operating expenses	8,631	9,943
Production and other taxes	852	1,043
Development expenses	1,411	89
Total	10,894	11,075
Total income	20,715	19,613
Net Profits Interest	80%	80%
Income from Net Profits Interest	$16,572	$15,691
Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$7,167	$637
Total	7,167	637
Overriding Royalty Interest	522	48
Costs:
Direct operating expenses:
Lease operating expenses	1,293	200
Production and other taxes	202	—
Development expenses	2,385	11,011
Total	3,880	11,211
Total income (excess cost)	2,765	(10,622)
Net Profits Interest	25%	25%
25% Net Profits Interest Income (Deficit)(1)	$691	$(2,655)
Total Trust Cash Flow
80% net profit interest	$16,572	$15,691
25% net profit interest	—	—
7.5% overriding royalty interest	522	48
Settlement of commodity derivative contracts	1,898	2,203
PCEC operating and service fee	(255)	(250)
Total	$18,737	$17,692
Trust general and administrative expenses and cash withheld for expenses	(150)	(164)
Distributable income	$18,587	$17,528

	Three Months Ended	Three Months Ended
(1) 25% Net Profits Interest Accrued Deficit	September 30, 2013	September 30, 2012
Beginning balance	$(4,608)	$(513)
Current period	691	(2,655)
Ending balance	$(3,917)	$(3,168)

Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $20.7 million for the three months ended September 30, 2013 compared to $19.6 million for the three months ended September 30, 2012.  The increase in the excess revenue is contributed principally to higher average realized oil prices, partially offset by lower production volume. Average realized prices were approximately 4% higher while the production volume was 1% lower for the three months ended September 30, 2013 compared same period in 2012. Total capital expenditures included in the net profits calculation during the third quarter of 2013 were approximately $1.4 million compared to $0.1 million in the third quarter of 2012, reflecting higher capital development cost at Orcutt.   Total lease operating expenses included in the net profits calculation during the third quarter of 2013 were approximately $8.6 million compared with approximately $9.9 million in the 2012 third quarter.  Net settlement receipts related to commodity derivative contracts were $1.9 million for the three months ended

September 30, 2013. Settlement receipts related to commodity derivative contracts were $2.2 million for the three months ended September 30, 2012.

For the Remaining Properties, costs exceeded gross proceeds for the three months ended September 30, 2013, therefore the Trust received approximately $0.5 million from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The Trust received approximately $48,000 from the Remaining Properties during the third quarter of 2012.  The cumulative deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, was approximately $3.9 million and $3.2 million, respectively at September 30, 2013 and 2012. The cumulative deficit must be repaid before the Trust will be entitled to payments under its net profits interest relating to the Remaining Properties.

PCEC charged the Trust $0.3 million and $0.3 million, respectively, for the Operating and Service Fee for the three months ended September 30, 2013 and 2012.

The total cash received by the Trust from PCEC for the three months ended September 30, 2013 was approximately $18.7 million compared to $17.7 million for the three months ended September 30, 2012.  The Trustee paid general and administrative expenses of $0.1 million during the third quarter of 2013 compared with $0.1 million during the third quarter of 2012.  Expenses paid during the 2013 third quarter consisted primarily of Trustee fees while the expenses paid during the third quarter of 2012 primarily consisted of Trustee fees, legal fees and New York Stock Exchange listing fees.  The distributable income was approximately $18.6 million and $17.5 million, respectively, for the three months ended September 30, 2013 and 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, income from Conveyed Interests received by the Trust amounted to $53.1 million compared with $24.2 million for the nine months ended September 30, 2012.  Because the Trust was not formed until January 3, 2012 and the conveyance of the Net Profits Interest and Overriding Royalty Interest was not completed until May 8, 2012, the Trust did not receive or disburse funds during the quarter ended March 31, 2012.  The net profits income received by the Trust during the nine months ended September 30, 2012 was primarily associated with net profits for oil and natural gas production during April, May, June and July 2012. The net profits income received by the Trust during the nine months ended September 30, 2013, was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January through July 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
	2013	2012
Developed Properties:
Underlying sales volumes (Boe) (a)	974,779	434,887
Average daily production (Boe/d)	3,558	3,565
Average price (per Boe)	$98.65	$98.84
Production cost (per Boe)	$32.76	$33.36

Remaining Properties:
Underlying sales volumes (Boe) (b)	213,443	6,967
Average daily production (Boe/d)	779	114
Average price (per Boe)	$97.81	$91.39
Production cost (per Boe)	$19.79	$28.73

(a)                                 Crude oil sales represented 96% and 98% of total sales volumes from the Developed Properties for the nine months ended September 30, 2013 and 2012, respectively.

(b)                                 Crude oil sales represented 100% of total sales volumes from the Remaining Properties.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the nine months ended September 30, 2013 and from Inception (May 8, 2012) through September 30, 2012 were determined as shown in the following table.  The Trust did not receive any income for the three months ended March 31, 2012.

Thousands of dollars	Nine Months Ended September 30, 2013	Inception (May 8, 2012) through September 30, 2012

Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$95,322	$42,798
Natural gas sales	842	188
Total	96,164	42,986
Costs:
Direct operating expenses:
Lease operating expenses	29,120	13,112
Production and other taxes	2,810	1,396
Development expenses	3,464	163
Total	35,394	14,671
Total income	60,770	28,315
Net Profits Interest	80%	80%
Income from Net Profits Interest	$48,616	$22,652
Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$20,876	$637
Total	20,876	637
Overriding Royalty Interest	1,530	48
Costs:
Direct operating expenses:
Lease operating expenses	3,743	200
Production and other taxes	480	—
Development expenses	9,901	13,062
Total	14,124	13,262
Total income (excess cost)	5,222	(12,673)
Net Profits Interest	25%	25%
25% Net Profits Interest Income (Deficit)(1)	$1,305	$(3,168)
Total Trust Cash Flow
80% net profit interest	$48,616	$22,652
25% net profit interest	—	—
7.5% overriding royalty interest	1,530	48
Settlement of commodity derivative contracts	3,741	1,876
PCEC operating and service fee	(757)	(334)
Total	$53,130	$24,242
Trust general and administrative expenses and cash withheld for expenses	(595)	(451)
Distributable income	$52,535	$23,791

	Nine Months Ended	Inception (May 8, 2012) through
(1) 25% Net Profits Interest Accrued Deficit	September 30, 2013	September 30, 2012
Beginning balance	$(5,222)	$—
Current period	1,305	(3,168)
Ending balance	$(3,917)	$(3,168)

Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $60.8 million for the nine months ended September 30, 2013 compared to $28.3 million for the nine months ended September 30, 2012, reflecting a shorter period of operation due to the May 8, 2012 inception date. The increase in the excess revenue is attributed principally to higher average realized oil prices and higher production compared to the nine months ended September 30, 2012.  Total capital expenditures included in the net profits calculation during the nine months ended September 30, 2013 were approximately $3.5 million compared to $0.2 million in the same period of 2012, reflecting higher expenditures at Orcutt, East Coyote, Sawtelle and West Pico.  Total lease operating expenses included in the net profits calculation during the nine months ended September 30, 2013 were approximately $29.1 million compared with approximately $13.1 million in the nine months ended September 30, 2012. The increase in lease operating expenses for the nine months ended September 30, 2013 primarily reflects increased well work at Orcutt.  Net settlement receipts related to commodity derivative contracts were $3.7 million for the nine months ended September 30, 2013. Settlement receipts related to commodity derivative contracts were $1.9 million for the nine months ended September 30, 2012.

For the Remaining Properties, costs exceeded gross proceeds for the nine months ended September 30, 2013, therefore the Trust received approximately $1.5 million from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The Trust received less than $0.1 million from the Remaining Properties during the first nine months of 2012.  The cumulative deficit of the net profits interest on the Remaining Properties, including the 7.5% Overriding Royalty, was approximately $3.9 million and $3.2 million, respectively, at September 30, 2013 and 2012.

PCEC charged the Trust $0.8 million and $0.3 million, respectively, for the Operating and Service Fee for the nine months ended September 30, 2013 and 2012. The annual amount of the Operating and Service Fee is $1.0 million.

The total cash received by the Trust from PCEC for the nine months ended September 30, 2013 was approximately $53.1 million compared to $24.2 million for the nine months ended September 30, 2012.  The Trustee paid general and administrative expenses of $0.6 million during the nine months ended September 30, 2013 compared with $0.5 million during the first nine months of 2012.  Expenses paid during the nine months ended September 30, 2013 consisted primarily of Trustee fees, accounting, tax and legal fees and New York Stock Exchange listing fees while the expenses paid during the first nine months of 2012 primarily consisted of Trustee fees, legal fees and New York Stock Exchange listing fees. Distributable income was approximately $52.5 million and $23.8 million, respectively, for the nine months ended September 30, 2013 and 2012.

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

The Trustee has no current plans to authorize the Trust to borrow money.  During the quarter ended September 30, 2013, there were no borrowings.

Distributions Paid and Declared After Quarter End

On October 14, 2013, the distribution of $0.15761 per Trust Unit, which was declared on September 24, 2013, was paid to Trust unitholders owning Trust units as of October 4, 2013.

On October 24, 2013 the Trust declared a distribution of $0.14756 per unit to unitholders of record as of November 7, 2013.  The distribution is payable to Trust unitholders on November 14, 2013.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2012 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2013.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.   Controls and Procedures

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

During the quarter ended September 30, 2013, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1A.     Risk Factors

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.  No material change to such risk factors occurred during the three months ended September 30, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

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

Date: November 7, 2013

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

1.2

Underwriting Agreement dated as of September 19, 2013 among Pacific Coast Energy Company LP, PCEC (GP) LLC, Pacific Coast Oil Trust, the Selling Unitholders named therein and Morgan Stanley & Co. LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, as representatives of the several underwriters named therein (Incorporated herein by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed on September 25, 2013 (File No. 1-35532)).

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