Form 10-K/A
period 2013-12-31
Pacific Coast Oil Trust
filed 2014-05-12
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 14, 2014, 38,583,158 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

Pacific Coast Oil Trust (the “Trust”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Original 10-K”).

This Amendment is being filed for the sole purpose of correcting a typographical error in the signature date on the Report of Independent Registered Public Accounting Firm in Part II, Item 8, which was dated March 17, 2013 instead of March 17, 2014.  As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1, hereto.

Except as described above, the Trust has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K.  Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 17, 2014

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

May 12, 2014

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