Form 10-Q
period 2014-03-31
Pacific Coast Oil Trust
filed 2014-05-12
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 10, 2014, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

ICE—-Intercontinental Exchange.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

(unaudited)

Thousands of dollars	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$6	$39
Investment in conveyed interests, net of amortization (Note 2)	246,439	250,833
Total assets	$246,445	$250,872
TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$246,445	$250,872
Total Trust corpus	$246,445	$250,872

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
Thousands of dollars, except per unit amounts	2014	2013
Income from conveyed interests	$15,151	$17,459
General and administrative expenses	(213)	(322)
Cash reserves used for Trust expenses	33	17
Distributable income	$14,971	$17,154

Distributable income per unit (38,583,158 units)	$0.38803	$0.44460

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
Thousands of dollars	2014	2013
Trust corpus, beginning of period	$250,872	$271,210
Cash reserves used for Trust expenses	(33)	(17)
Distributable income	14,971	17,154
Distributions to unitholders	(14,971)	(17,154)
Amortization of conveyed interests	(4,394)	(5,470)
Trust corpus, end of period	$246,445	$265,723

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

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering.  Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.  On September 19, 2013, the Trust, PCEC and other persons or entities (the “Other Selling Unitholders”) sold 13,500,000 Trust Units at a price of $17.10 per Trust unit ($16.416 per Trust unit, net of underwriting discounts and commissions). On September 23, 2013, PCEC distributed 11,216,661 Trust Units to the Other Selling Unitholders.  Immediately following the distribution, the Other Selling Unitholders sold 8,500,000 Trust Units, and PCEC sold an additional 5,000,000 Trust Units, for a total sale of 13,500,000 Trust Units. PCEC retained 3,866,497 Trust Units, or 10% of the issued and outstanding Trust Units.  The Trust received no proceeds from either sale of these Trust Units.

Note 2.         Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2013 Annual Report on Form 10-K, as amended.

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair statement of the interim period presented and include all the disclosures necessary to make the information presented not misleading.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to Trust corpus.  For the three months ended March 31, 2014 and 2013, amortization expense was $4.4 million and $5.5 million, respectively.  Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of March 31, 2014 and December 31, 2013 was $38.1 million and $33.7 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of March 31, 2014 or December 31, 2013.

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

Note 4.         Commodity Derivative Contracts

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014.  These contracts also limited the amount of cash available for distribution if prices increased above the fixed hedge price. The Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel, proportional to the Trust’s interest in the Developed Properties, through March 31, 2014.  The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. The Trust received from PCEC net settlements related to the commodity derivative contracts of $1.2 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

Note 5.         Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date.  The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574

Three Months Ended March 31, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403

Note 6.         Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During each of the three months ended March 31, 2014 and 2013, the Trust paid $50,000 to the Trustee and $0 to the Delaware Trustee.

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement, PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee equal to $83,333, which changed to $85,083 commencing on April 1, 2013 and to $86,330 commencing on April 1, 2014.  The monthly fee will be revised annually based on changes to the Consumer Price Index.  The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC.  During the three months ended March 31, 2014 and 2013, the Trust paid PCEC $255,250 and $250,000, respectively.

Note 7.         Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.  There were no borrowings outstanding at March 31, 2014 or at December 31, 2013.

Note 8.         Subsequent Events

On April 14, 2014, the distribution of $0.12188 per Trust Unit, which was declared on March 24, 2014, was paid to Trust unitholders owning Trust Units as of April 3, 2014.

On April 24, 2014 the Trust declared a distribution of $0.12102 per unit to unitholders of record as of May 7, 2014.  The distribution is payable to Trust unitholders on May 14, 2014.

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Trustee’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2013 Annual Report on Form 10-K, as amended.  The following review should also be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this report and Part I — Item 1A — “Risk Factors” in the Trust’s Annual Report on Form 10-K, as amended.

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

2014 Capital Program Summary

PCEC has informed the Trustee that its calendar year 2014 capital program is expected to total approximately $21.7 million.  This total includes expected investments of approximately $8.8 million ($7.1 million net to the Trust’s interest) in the Developed Properties. Approximately $12.8 million is expected to be spent on the Remaining Properties, which will not affect distributions in the current period, but the Trust’s 25% pro rata share of $3.2 million may affect the date on which the NPI Payout occurs.

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

Commodity Derivative Contracts

The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce. PCEC has entered into commodity derivative contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed contract price.  None of the Trust’s exposure to natural gas prices is hedged.

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ended March 31, 2014, proportional to the Trust’s interest in the Developed Properties.

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating net profits.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, income from Conveyed Interests received by the Trust amounted to $15.2 million compared with $17.5 million for the three months ended March 31, 2013.  The net profits income received by the Trust during the three months ended March 31, 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January 2014. The net profits income received by the Trust during the three months ended March 31, 2013 was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
Developed Properties:
Underlying sales volumes (Boe) (a)	330,856	331,712
Average daily production (Boe/d)	3,676	3,686
Average price (per Boe)	$91.98	$97.95
Production cost (per Boe)	$33.67	$33.29

Remaining Properties:
Underlying sales volumes (Boe) (b)	74,553	68,778
Average daily production (Boe/d)	828	764
Average price (per Boe)	$91.67	$97.49
Production cost (per Boe)	$20.01	$17.57

(a)                                 Crude oil sales represented 97% of total sales volumes from the Developed Properties for each of the three months ended March 31, 2014 and 2013.

(b)                                 Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three months ended March 31, 2014 and 2013.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended March 31, 2014 and 2013 were determined as shown in the following table.

Thousands of dollars	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$30,184	$32,225
Natural gas sales	249	267
Total	30,433	32,492
Costs:
Direct operating expenses:
Lease operating expenses	10,260	9,982
Production and other taxes	880	1,062
Development expenses	2,139	1,025
Total	13,279	12,069
Total income	17,154	20,423
Net Profits Interest	80%	80%
Income from Net Profits Interest	$13,723	$16,339
Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$6,835	$6,705
Total	6,835	6,705
7.5% Overriding Royalty Interest	494	503
Costs:
Direct operating expenses:
Lease operating expenses	1,282	1,136
Production and other taxes	211	72
Development expenses	3,427	5,071
Total	4,920	6,279
Total income (excess cost)	1,421	(77)
Net Profits Interest	25%	25%
25% Net Profits Interest Income (Deficit)(1)	$355	$(19)
Total Trust Cash Flow
80% net profit interest	$13,723	$16,339

7.5% overriding royalty interest	494	503
Settlement of commodity derivative contracts	1,189	867
PCEC operating and service fee	(255)	(250)
Total	$15,151	$17,459
Trust general and administrative expenses and cash withheld for expenses	(180)	(305)
Distributable income	$14,971	$17,154

	Three Months Ended	Three Months Ended
(1) 25% Net Profits Interest Accrued Deficit	March 31, 2014	March 31, 2013
Beginning balance	$(3,591)	$(5,223)
Current period	355	(19)
Ending balance	$(3,236)	$(5,242)

Three months ended March 31, 2014 and 2013

Developed Properties – Income from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $13.7 million for the three months ended March 31, 2014 compared to $16.3 million for the three months ended March 31, 2013.  The decrease is attributable principally to lower oil prices, higher sale price differentials and lower production compared to the prior year quarter; in addition, higher development related capital expenditures contributed to the decrease in income. Total capital expenditures included in the net profits calculation during the quarter were approximately $2.1 million for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013.  Total lease operating expenses included in the net profits calculation during the quarter were approximately $10.3 million for the three months ended March 31, 2014 compared to $10.0 million for the three months ended March 31, 2013.  Production and other taxes were approximately $0.9 million for the three months ended March 31, 2014 compared to $1.1 million for the three months ended March 31, 2013.  Net settlements related to commodity derivative contracts were $1.2 million for the three months ended March 31, 2014 compared to $0.9 million for the three months ended March 31, 2013.

Remaining Properties – For the Remaining Properties, NPI income was $0.4 million for the three months ended March 31, 2014 compared to a deficit of $19,000 for the three months ended March 31, 2013.  Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.5 million during each of the three months ended March 31, 2014 and 2013 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was approximately $3.2 million at March 31, 2014 compared to $5.2 million at March 31, 2013.

PCEC charged the Trust $0.3 million and $0.3 million for the Operating and Service Fee for the three months ended March 31, 2014 and March 31, 2013, respectively.  The annual amount of the Operating and Service Fee was $1.0 million from April 1, 2012 through March 31, 2013. Commencing April 1, 2013, the Operating and Services Fee increased 2% to $1,021,000 based on changes to the CPI. The fee will adjust annually each April 1, and commencing April 1, 2014 it increased 1.5% to $1,035,955.

The total cash received by the Trust from PCEC for the three months ended March 31, 2014 and 2013 was approximately $15.2 million and $17.5 million, respectively.  The Trustee paid general and administrative expenses of $0.2 million and $0.3 million during the first quarter of 2014 and 2013, respectively.  Expenses paid during the first quarter of 2014 primarily consisted of Trustee fees, accounting fees and legal fees.  Expenses paid during the first quarter of 2013 primarily consisted of Trustee fees, accounting fees and New York Stock Exchange listing fees.  The distributable income was approximately $15.0 million for the quarter ended March 31, 2014 compared to $17.2 million for the quarter ended March 31, 2013.

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

The Trustee has no current plans to authorize the Trust to borrow money.  During the quarter ended March 31, 2014, there were no borrowings.

Distributions Paid and Declared After Quarter End

On April 14, 2014, the distribution of $0.12188 per Trust Unit, which was declared on March 24, 2014, was paid to Trust unitholders owning Trust Units as of April 3, 2014.

On April 24, 2014 the Trust declared a distribution of $0.12102 per unit to unitholders of record as of May 7, 2014.  The distribution is payable to Trust unitholders on May 14, 2014.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2013 Annual Report on Form 10-K, as amended, for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2014.

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

Credit Risk.  The Trust’s most significant credit risk is the risk of the bankruptcy of PCEC.  The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves.  Further, in the event of the bankruptcy of PCEC, if a court held that the Net Profits Interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net Profits Interests.  In addition, with respect to production through March 31, 2014, PCEC has entered into commodity derivative contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. These contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. The use of the commodity derivative contracts involves the risk that the counterparty to the contracts will be unable to meet its obligations under the contracts. The commodity derivative contracts are with Wells Fargo Bank, National Association.  All payments from the commodity derivative contract counterparty are paid to PCEC.

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

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement, (ii) the Operating and Services Agreement and (iii) the Conveyance of Net Profits Interests and Overriding Royalty Interest, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by PCEC, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the Conveyance of Net Profits Interests and Overriding Royalty Interest and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Conveyed Interests and settlements under the commodity derivative contracts between PCEC and Wells Fargo Bank, National Association, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended March 31, 2014, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1A.     Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.  No material change to such risk factors occurred during the three months ended March 31, 2014.

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