Form 10-Q
period 2014-06-30
Pacific Coast Oil Trust
filed 2014-08-08
CIK 1538822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒ As of August 7, 2014, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” about Pacific Coast Oil Trust (the “Trust”) and its sponsor, Pacific Coast Energy Company LP, a privately held Delaware partnership (“PCEC”), that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” are forward-looking statements. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and PCEC and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

·	risks associated with the drilling and operation of oil and natural gas wells;

·	the amount of future direct operating expenses and development expenses;

·	the effect of existing and future laws and regulatory actions, including the failure to obtain necessary discretionary permits;

·	the effect of changes in commodity prices or alternative fuel prices;

·	the impact of any commodity derivative contracts;

·	conditions in the capital markets;

·	competition from others in the energy industry;

·	uncertainty of estimates of oil and natural gas reserves and production; and

·	cost inflation.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PACIFIC COAST OIL TRUST
Statements of Assets and Trust Corpus
(unaudited)

Thousands of dollars	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$34	$39
Investment in conveyed interests, net of amortization (Note 2)	242,470	250,833
Total assets	$242,504	$250,872
TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	242,504	250,872
Total Trust corpus	$242,504	$250,872

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST
Statements of Distributable Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars except unit amounts	2014	2013	2014	2013
Income from conveyed interests	$14,398	$16,933	$29,549	$34,393
General and administrative expenses	(272)	(130)	(485)	(452)
Cash reserves used (withheld) for Trust expenses	(28)	(10)	5	6
Distributable income	$14,098	$16,793	$29,069	$33,947

Distributable income per unit (38,583,158 units)	$0.36538	$0.43525	$0.75341	$0.87985

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST
Statements of Changes in Trust Corpus
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars	2014	2013	2014	2013
Trust corpus, beginning of period	$246,445	$265,723	250,872	$271,209
Cash reserves withheld (used) for future Trust expenses	28	10	(5)	(7)
Distributable income	14,098	16,793	29,069	33,947
Distributions to unitholders	(14,098)	(16,793)	(29,069)	(33,947)
Amortization of conveyed interests	(3,970)	(5,096)	(8,363)	(10,565)
Trust corpus, end of period	$242,504	$260,637	$242,504	$260,637

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

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering. Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units. On September 19, 2013, PCEC and other persons or entities (the “Other Selling Unitholders”) sold 13,500,000 Trust Units at a price of $17.10 per Trust unit ($16.416 per Trust unit, net of underwriting discounts and commissions). On September 23, 2013, PCEC distributed 11,216,661 Trust Units to the Other Selling Unitholders. Immediately following the distribution, the Other Selling Unitholders sold 8,500,000 Trust Units, and PCEC sold an additional 5,000,000 Trust

Units, for a total sale of 13,500,000 Trust Units. PCEC retained 3,866,497 Trust Units, or 10% of the issued and outstanding Trust Units. The Trust received no proceeds from either sale of these Trust Units.

On June 9, 2014, PCEC distributed 3,866,497 Trust Units, or the remaining 10% of the issued and outstanding Trust Units it owned to PCEC’s management and owners. Certain holders of the Trust Units affiliated with PCEC sold an aggregate of 2,654,436 Trust Units pursuant to an underwritten secondary public offering at a price of $13.00 per Trust Unit ($12.70 per Trust Unit, net of underwriting discounts and commissions). None of the Trust, PCEC or PCEC’s management sold any Trust Units in the secondary offering nor received any proceeds from the offering. The Trust Units were sold pursuant to a prospectus supplement and an accompanying prospectus as part of an effective shelf registration statement filed by the Trust with the Securities and Exchange Commission “SEC”.

Note 2.    Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2013 Annual Report on Form 10-K, as amended.

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

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

•	Income from the Conveyed Interests is recorded when distributions are received by the Trust;

•	Distributions to Trust unitholders are recorded when paid by the Trust;

•	Trust general and administrative expenses (which include the Trustee’s fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

•	PCEC’s operating and services fee is recorded when paid; and

•	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under U.S. GAAP.

The Conveyance of the Conveyed Interests to the Trust was accounted for as a transfer of properties under common control and recorded at PCEC’s historical net book value of the Conveyed Interests on May 8, 2012, the date of transfer to the Trust, except for the commodity derivatives which were reflected at their fair value as of May 8, 2012.

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to Trust corpus. For the three and six months ended June 30, 2014, amortization expense was $4.4 million and $8.8 million, respectively. Such amortization does not affect cash earnings of the Trust. Accumulated amortization as of June 30, 2014 and December 31, 2013 was $42.4 million and $33.7 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of June 30, 2014 or December 31, 2013.

While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts. This comprehensive Non-GAAP basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Note 4.    Commodity Derivative Contracts

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel, proportional to the Trust’s interest in the Developed Properties, through March 31, 2014. The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. The Trust received from PCEC net settlements related to the commodity derivative contracts of $0.8 million and $2.0 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the Trust received from PCEC net settlements related to the commodity derivative contracts of $1.0 million and $1.8 million, respectively.

Note 5.    Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following table illustrates information regarding the Trust’s distributions paid during the six months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248

Six Months Ended June 30, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	April 5, 2013	April 15, 2013	$0.13655
April 22, 2013	May 2, 2013	May 14, 2013	$0.14600
May 24, 2013	June 3, 2013	June 14, 2013	$0.15270

Note 6.    Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During each of the three and six months ended June 30, 2014, the Trust paid $50,000 and $100,000 to the Trustee and $2,000 and $2,000 to the Delaware Trustee, respectively. During each of the three and six months ended June 30, 2013, the Trust paid $50,000 and $100,000 to the Trustee and $2,000 and $2,000 to the Delaware Trustee, respectively

PCEC Operating and Services Fee. Under the terms of the Operating and Services Agreement, PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee equal to $83,333, which changed to $85,083 commencing on April 1, 2013 and to $86,330 commencing on April 1, 2014. The monthly fee will be revised annually based on changes to the Consumer Price Index. The PCEC operating and services agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC. During the three and six months ended June 30, 2014, the Trust paid PCEC $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2013, the Trust paid PCEC $0.3 million and $0.5 million, respectively.

Note 7.    Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. There were no borrowings outstanding at June 30, 2014 or at December 31, 2013.

Note 8.    Subsequent Events

On July 15, 2014, the distribution of $0.14872 per Trust Unit, which was declared on June 23, 2014, was paid to Trust unitholders owning Trust Units as of July 3, 2014.

On July 24, 2014 the Trust declared a distribution of $0.13234 per unit to unitholders of record as of August 6, 2014. The distribution is payable to Trust unitholders on August 14, 2014.

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

Overview

The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee. The Trust’s purpose is to hold the Conveyed Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, subject to the effects of the commodity derivative contracts on production through March 31, 2014 as described in Note 4 to the financial statements contained in Part I, Item 1 of this Quarterly Report, and to perform certain administrative functions in respect of the Conveyed Interests and the Trust units. The Trust does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. Wilmington Trust, National Association, as the Delaware Trustee (the “Delaware Trustee”), has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

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

As described in more detail in Item 1 of Part II, Legal Proceedings, the Trust has been named as a defendant in a putative class action against the Trust and others. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the litigation. Nevertheless, the Trust may incur expenses in connection with the litigation.

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

Properties

The Underlying Properties consist of (i) the proved developed reserves as of December 31, 2011 on the Underlying Properties (the “Developed Properties,”) and (ii) all other development potential on the Underlying Properties (the “Remaining Properties”). Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, the Trust will be paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, the net profits interests on the Remaining Properties will be paid out in place of the royalty interests, as described below. The net profits interests and royalty interest conveyed to the Trust are referred to herein as the “Net Profits Interests” and “Royalty Interest,” respectively. These interests, collectively the “Conveyed Interests,” entitle the Trust to receive the following:

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

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ended March 31, 2014, proportional to the Trust’s interest in the Developed Properties. The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the amount of net profits related to the Underlying Properties. After March 31, 2014, none the Trust’s exposure to crude oil prices is hedged. In addition, none of the Trust’s exposure to natural gas is hedged.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, income from Conveyed Interests received by the Trust amounted to $14.4 million compared with $16.9 million for the three months ended June 30, 2013. The net profits income received by the Trust during the three months ended June 30, 2014 was primarily associated with net profits for oil and natural gas production during the months of February, March and April 2014. The net profits income received by the Trust during the three months ended June 30, 2013 was primarily associated with net profits for oil and natural gas production during the months of February, March and April  2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30,
	2014	2013
Developed Properties:
Underlying sales volumes (Boe) (a)	313,784	320,472
Average daily production (Boe/d)	3,526	3,601
Average price (per Boe)	$96.58	$100.05
Production cost (per Boe)	$35.67	$35.58

Remaining Properties:
Underlying sales volumes (Boe) (b)	75,634	70,710
Average daily production (Boe/d)	850	794
Average price (per Boe)	$95.73	$99.06
Production cost (per Boe)	$21.33	$21.51

(a)  Crude oil sales represented 97% of sales volumes from the Developed Properties for the three months ended June 30, 2014 and 96% of total sales volumes from the Developed Properties for the three months ended June 30, 2013.

(b) Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three months ended June 30, 2014 and 2013.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the three months ended June 30, 2014 and 2013 were determined as shown in the following table.

Thousands of dollars	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$29,938	$31,758
Natural gas sales	368	305
Total	30,306	32,063

Costs:
Direct operating expenses:
Lease operating expenses	10,246	10,507
Production and other taxes	948	896
Development expenses	2,449	1,028
Total	13,643	12,431

Total income	16,663	19,632
Net Profits Interest	80%	80%

Income from Net Profits Interest	$13,331	$15,706

Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$7,240	$7,004
Total	7,240	7,004
7.5% Overriding Royalty Interest	527	504

Costs:
Direct operating expenses:
Lease operating expenses	1,400	1,314
Production and other taxes	213	207
Development expenses	2,788	2,445
Total	4,401	3,966

Total income	2,312	2,534
Net Profits Interest	25%	25%

25% Net Profits Interest income (1)	$578	$634

Total Trust Cash Flow
80% net profit interest	$13,331	$15,706
7.5% overriding royalty interest	527	504
Settlement of commodity derivative contracts	796	976
PCEC operating and service fee	(256)	(252)
Total	$14,398	$16,934

Trust general and administrative expenses and cash withheld for expenses	(300)	(140)
Distributable income	$14,098	$16,794

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(3,236)	$(5,242)
Current period	578	634
Ending balance	$(2,658)	$(4,608)

Three months ended June 30, 2014 and 2013

Developed Properties – Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $16.7 million for the three months ended June 30, 2014 compared to $19.6 million for the three months ended June 30, 2013. The decrease is attributable principally to lower oil prices, and lower production compared to the prior year quarter; in addition, higher development related capital expenditures contributed to the decrease in income. Sales volume decreased 6,689 Boe or 2.1%, and average realized prices decreased $3.46, or 3.5%, both contributing to a decrease in 2014 distributable income compared to 2013. Total capital expenditures included in the net profits calculation during the quarter were approximately $2.4 million for the three months ended June 30, 2014 compared to $1.0 million for the three months ended June 30, 2013. The increase is primarily attributable to facility upgrades in the Orcutt Diatomite and West Pico properties and additional well work in both the Orcutt Field and Diatomite properties. Total lease operating expenses included in the net profits calculation during the quarter were approximately $10.2 million for the three months ended June 30, 2014 compared to $10.5 million for the three months ended June 30, 2013. Production and other taxes were approximately $0.9 million for each of the three months ended June 30, 2014 and 2013. Income from Net profits interest was approximately $13.3 million for the three months ended June 30, 2014 compared to $15.7 million for the three months ended June 30, 2013.

Remaining Properties – Excess of revenues over direct operating expenses and development expenses from the Remaining Properties, before net settlements related to commodity derivative contracts, was approximately $2.3 million for the three months ended June 30, 2014 compared to $2.5 million for the three months ended June 30, 2013. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.5 million during each of the three months ended June 30, 2014 and 2013 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was approximately $2.7 million at June 30, 2014 compared to $4.6 million at June 30, 2013.

Commodity Derivatives – Net settlements related to commodity derivative contracts were $0.8 million for the three months ended June 30, 2014 compared to $1.0 million for the three months ended June 30, 2013.

PCEC Operating & Service Fees – PCEC charged the Trust $0.3 million for the Operating and Service Fee for each of the three months ended June 30, 2014 and June 30, 2013, respectively. The annual amount of the Operating and Service Fee was $1.0 million from April 1, 2012 through March 31, 2013. Commencing April 1, 2013, the Operating and Services Fee increased 2% to $1,021,000 based on changes to the CPI. The fee will adjust annually each April 1, and commencing April 1, 2014 it increased 1.5% to $1,035,955.

Distributable Income – The total cash received by the Trust from PCEC for the three months ended June 30, 2014 and 2013 was approximately $14.4 million and $16.9 million, respectively. The Trustee paid general and administrative expenses of $0.3 million and $0.1 million during the second quarter of 2014 and 2013, respectively. Expenses paid during the second quarter of 2014 primarily consisted of Trustee fees, accounting fees and legal fees. Expenses paid during the second quarter of 2013 primarily consisted of Trustee fees and legal fees. The distributable income was approximately $14.1 million for the quarter ended June 30, 2014 compared to $16.8 million for the quarter ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, income from Conveyed Interests received by the Trust amounted to $29.5 million compared with $34.4 million for the six months ended June 30, 2013. The net profits income received by the Trust during the six months ended June 30, 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January, February, March and April 2014. The net profits income received by the Trust during the six months ended June 30, 2013 was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January, February, March and April  2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,
	2014	2013
Developed Properties:
Underlying sales volumes (Boe) (a)	644,639	652,185
Average daily production (Boe/d)	3,562	3,603
Average price (per Boe)	$94.22	$98.98
Production cost (per Boe)	$34.64	$34.42

Remaining Properties:
Underlying sales volumes (Boe) (b)	150,187	139,488
Average daily production (Boe/d)	830	771
Average price (per Boe)	$93.71	$98.28
Production cost (per Boe)	$20.68	$19.56

(a) Crude oil sales represented 97% of total sales volumes from the Developed Properties for the six months ended June 30, 2014 and 96% of total sales volumes from the Developed Properties for the six months ended June 30, 2013.

(b) Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the six months ended June 30, 2014 and 2013.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the six months ended June 30, 2014 and 2013 were determined as shown in the following table.

Thousands of dollars	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$60,122	$63,983
Natural gas sales	617	572
Total	60,739	64,555

Costs:
Direct operating expenses:
Lease operating expenses	20,505	20,489
Production and other taxes	1,828	1,958
Development expenses	4,588	2,053
Total	26,921	24,500

Total income	33,818	40,055
Net Profits Interest	80%	80%

Income from Net Profits Interest	$27,054	$32,044

Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$14,075	$13,709
Total	14,075	13,709
7.5% Overriding Royalty Interest	1,021	1,007

Costs:
Direct operating expenses:
Lease operating expenses	2,682	2,450
Production and other taxes	423	279
Development expenses	6,215	7,516
Total	9,320	10,245

Total income (excess cost)	3,734	2,457
Net Profits Interest	25%	25%
25% Net Profits Interest income (1)	$933	$614

Total Trust Cash Flow
80% net profit interest	$27,054	$32,044
25% net profit interest	—	—
7.5% overriding royalty interest	1,021	1,007
Settlement of commodity derivative contracts	1,985	1,844
PCEC operating and service fee	(511)	(502)
Total	$29,549	$34,393

Trust general and administrative expenses and cash withheld for expenses	(480)	(445)
Distributable income	$29,069	$33,948

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(3,591)	$(5,222)
Current period	933	614
Ending balance	$(2,658)	$(4,608)

Six months ended June 30, 2014 and 2013

Developed Properties – Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $33.8 million for the six months ended June 30, 2014 compared to $40.1 million for the six months ended June 30, 2013. Sales volume decreased 7,545 Boe or 1.2%, and average realized prices decreased $4.76, or 4.8%, both contributing to a decrease in 2014 distributable income compared to 2013. Total capital expenditures included in the net profits calculation during the six months ended June 30, 2014 were approximately $4.6 million compared to $2.1 million in the same period of 2013. The increase is primarily attributable to facility upgrades in the Orcutt Diatomite and West Pico properties and additional well work in both the Orcutt Field and Diatomite properties. Total lease operating expenses included in the net profits calculation during each of the six months ended June 30, 2014 and 2013 were approximately $20.5 million. Income from Net profits interest was approximately $27.1 million for the six months ended June 30, 2014 compared to $32.0 million for the three months ended June 30, 2013.

Remaining Properties – Excess of revenues over direct operating expenses and development expenses from the Remaining Properties, before net settlements related to commodity derivative contracts, was approximately $9.3 million for the six months ended June 30, 2014 compared to $10.2 million for the six months ended June 30, 2013. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $1.0 million during each of the six months ended June 30, 2014 and 2013 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was approximately $2.7 million at June 30, 2014 compared to $4.6 million at June 30, 2013.

Commodity Derivatives – Net settlement receipts related to commodity derivative contracts were $2.0 million for the six months ended June 30, 2014 compared to $1.8 million for the six months ended June 30, 2013.

PCEC Operating & Service Fees – PCEC charged the Trust $0.5 million for the Operating and Service Fee for each of the six months ended June 30, 2014 and 2013.

Distributable Income – The total cash received by the Trust from PCEC for the six months ended June 30, 2014 was approximately $29.5 million compared to $34.4 million for the six months ended June 30, 2013. The Trustee paid general and administrative expenses of $0.5 million during the six months ended June 30, 2014 compared with $0.4 million during the first six months of 2013. Expenses paid during the six month periods ended June 30, 2014 and 2013 consisted primarily of Trustee fees, accounting fees and New York Stock Exchange listing fees. The distributable income was approximately $29.1 million and $33.9 million, respectively, for the six months ended June 30, 2014 and 2013.

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

The Trustee has no current plans to authorize the Trust to borrow money. During the three months and six months ended June 30, 2014 and 2013, there were no borrowings.

Distributions Paid and Declared After Quarter End

On July 15, 2014, the distribution of $0.14872 per Trust Unit, which was declared on June 23, 2014, was paid to Trust unitholders owning Trust Units as of July 3, 2014.

On July 24, 2014 the Trust declared a distribution of $0.13234 per unit to unitholders of record as of August 6, 2014. The distribution is payable to Trust unitholders on August 14, 2014.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2013 Annual Report on Form 10-K, as amended, for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2014.

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

During the quarter ended June 30, 2014, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Trust has been named as a defendant in a putative class action as described below.

On July 1, 2014, Thomas Welch, individually and on behalf of all others similarly situated, filed a putative class action complaint in the Superior Court of California, County of Los Angeles, against the Trust, PCEC, PCEC (GP) LLC, Pacific Coast Energy Holdings LLC, certain executive officers of PCEC (GP) LLC and others.

The Complaint asserts federal securities law claims against the Trust and other defendants and states that the claims are made on behalf of a class of investors who purchased or otherwise acquired Trust securities pursuant or traceable to the registration statement that became effective on May 2, 2012 and the prospectuses issued thereto and the registration statement that became effective purportedly on September 19, 2013 and the prospectuses issued thereto. The Complaint states that the plaintiff is pursuing negligence and strict liability claims under the Securities Act of 1933 and alleges that both such registration statements contained numerous untrue statements of material facts and omitted material facts. The plaintiff seeks class certification, unspecified compensatory damages, rescission on certain of plaintiff’s claims, pre-judgment and post-judgment interest, attorneys’ fees and costs and any other relief the Court may deem just and proper.

The Trust intends to defend the Welch lawsuit vigorously. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the litigation contemplated by the Complaint. Nevertheless, the Trust may incur expenses in connection with the litigation.

Item 1A.    Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2013. Except as described below (and previously described in a Current Report on Form 8-K filed on June 9, 2014), no material change to such risk factors occurred during the three months ended June 30, 2014.

A pending initiative in Santa Barbara County may materially and negatively impact PCEC’s future production from its properties, which could result in significant reductions in cash distributions to trust unitholders.
Several jurisdictions in California, including Santa Barbara County, have proposed various forms of moratoria or bans on hydraulic fracturing and other hydrocarbon recovery techniques, including traditional waterflooding, acid treatments and cyclic steam injection. A local initiative in Santa Barbara County was circulated for signature during the first half of 2014 and has obtained sufficient signatures to place proposed amendments to the Santa Barbara County Comprehensive Plan and the Santa Barbara County Code on the ballot in Santa Barbara County in November 2014. If enacted, these amendments would either directly or indirectly prohibit utilization of waterflooding, cyclic steam injection, acid use for stimulation or maintenance, water injection, and a variety of other methods, on future well sites as well as potentially materially reducing or prohibiting utilization of such recovery techniques from currently producing wells, within Santa Barbara County. If enacted, the proposed amendments would also prohibit the use of hydraulic fracturing in Santa Barbara County, although PCEC has never used hydraulic fracturing in Santa Barbara County and has no plans to do so. PCEC and other companies involved in the oil and gas industry in Santa Barbara County and elsewhere are actively involved in campaigning to defeat the proposed initiative because PCEC believes enacting the proposed amendments would result in significant negative impacts on California jobs, taxes, royalty owners as well as our ability to pay cash distributions to trust unitholders.
The current and future production of PCEC’s Orcutt properties, including the Diatomite formation, which are located in Santa Barbara County, are substantially dependent on PCEC’s ability to successfully implement or continue utilizing traditional waterflooding, cyclic steam injection and other currently utilized recovery methods. For example, production utilizing cyclic steaming represented 1,660 Boe/d and 1,631 Boe/d of average net production for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively, or 38% and 38%, respectively, of PCEC’s average daily net production attributable to the Underlying Properties for such periods. Total production in Santa Barbara County, including conventional production, represented 3,392 Boe/d and 3,320 Boe/d of average net production for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively, or 77% and 77%, respectively, of PCEC’s average daily net production attributable to the Underlying Properties for such periods. Because PCEC’s current production within Santa Barbara County is significant, the proposed amendments, if enacted, would have a material adverse impact on future production from the Underlying Properties, and would have a material adverse impact on such current production, each of which would materially and adversely affect our ability to pay cash distributions to trust unitholders. If the proposed amendments were enacted, PCEC would likely sue Santa Barbara County to recover damages resulting from Santa Barbara County’s taking of PCEC’s and the unitholders’ property without compensation. Any such litigation would result in additional costs to the trust, and there can be no assurance of the success of such action against Santa Barbara County.

We may be involved in legal proceedings that may result in substantial liabilities.

PCEC is from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and property damage matters, in the ordinary course of its business, and any such matters relating to the properties in which the Trust has an interest may impose costs on the Trust or otherwise affect the Trust. In addition, the Trust may also be involved directly in legal or other proceedings, including the purported class action described in Item 1 of Part II of this report. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on the Trust because of legal costs, diversion of PCEC management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in PCEC’s business practices, which could materially and adversely affect the Trust. Any accruals for any such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

Date: August 8, 2014

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