Form 10-Q
period 2014-09-30
Pacific Coast Oil Trust
filed 2014-11-10
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

1-512-236-6555

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

As of November 10, 2014, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” about Pacific Coast Oil Trust (the “Trust”) and its sponsor, Pacific Coast Energy Company LP, a privately held Delaware partnership (“PCEC”), that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” are forward-looking statements. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and PCEC and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

Overriding royalty interest (“ORRI”)—A fractional, undivided interest or right of participation in the oil or gas, or in the proceeds from the sale of oil and gas, that is limited in duration to the term of an existing lease and that is not subject to the expenses of development, operation or maintenance.

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

U.S. GAAP— Generally accepted accounting principles in the United States.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

(unaudited)

Thousands of dollars	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2	$39
Investment in conveyed interests, net of amortization (Note 2)	238,859	250,833
Total assets	$238,861	$250,872
TRUST CORPUS
Trust corpus (38,583,158 units issued and outstanding)	238,861	250,872
Total Trust corpus	$238,861	$250,872

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars except unit amounts	2014	2013	2014	2013
Income from conveyed interests	$15,414	$18,737	$44,963	$53,130
General and administrative expenses	(198)	(152)	(682)	(603)
Cash reserves used (withheld) for Trust expenses	33	2	37	8
Distributable income	$15,249	$18,587	$44,318	$52,535

Distributable income per unit (38,583,158 units)	$0.39523	$0.48174	$1.14864	$1.36160

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars	2014	2013	2014	2013
Trust corpus, beginning of period	$242,504	$260,637	250,872	$271,209
Cash reserves withheld (used) for future Trust expenses	(33)	(2)	(37)	(8)
Distributable income	15,249	18,587	44,318	52,535
Distributions to unitholders	(15,249)	(18,587)	(44,318)	(52,535)
Amortization of conveyed interests	(3,610)	(5,227)	(11,974)	(15,793)
Trust corpus, end of period	$238,861	$255,408	$238,861	$255,408

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

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 (the “Developed Properties”) and either a 25% net profits interest from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or a 7.5% royalty interest from the sale of oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties (the “Royalty Interest Proceeds”).

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust will be entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (herein referred to as a “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020. In any monthly period following a NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

Concurrent with the Conveyance, PCEC sold 18,500,000 units of beneficial interest in the Trust (“Trust Units”) to the public in an initial public offering. Upon completion of the offering, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units. On September 19, 2013, PCEC and other persons or entities (the “Other Selling Unitholders”) sold 13,500,000 Trust Units at a price of $17.10 per Trust Unit ($16.416 per Trust unit, net of underwriting discounts and commissions). On September 23, 2013, PCEC distributed 11,216,661 Trust Units to the Other Selling Unitholders. Immediately following the distribution, the Other Selling Unitholders sold 8,500,000 Trust Units, and PCEC sold an additional 5,000,000 Trust Units, for a total sale of 13,500,000 Trust Units. PCEC retained 3,866,497 Trust Units, or 10% of the issued and outstanding Trust Units. The Trust received no proceeds from either sale of these Trust Units.

On June 9, 2014, PCEC distributed 3,866,497 Trust Units, or the remaining 10% of the issued and outstanding Trust Units it owned to PCEC’s management and owners. Certain holders of the Trust Units affiliated with PCEC sold an aggregate of 2,654,436 Trust Units pursuant to an underwritten secondary public offering at a price of $13.00 per Trust Unit ($12.70 per Trust Unit, net of underwriting discounts and commissions). None of the Trust, PCEC or PCEC’s management sold any Trust Units in the secondary offering nor received any proceeds from the offering. The Trust Units were sold pursuant to a prospectus supplement and an accompanying prospectus as part of an effective shelf registration statement filed by the Trust with the Securities and Exchange Commission (the “SEC”).

Note 2.    Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2013 Annual Report on Form 10-K, as amended.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to Trust corpus. For the three months and nine months ended September 30, 2014, amortization expense was $3.6 million and $11.9 million, respectively. Such amortization does not affect cash earnings of the Trust. Accumulated amortization as of September 30, 2014 and December 31, 2013 was $45.6 million and $33.7 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of September 30, 2014 or December 31, 2013.

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

Note 4.    Commodity Derivative Contracts

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association through March 31, 2014. The Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel, proportional to the Trust’s interest in the Developed Properties, through March 31, 2014. The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. The Trust received from PCEC net settlements related to the commodity derivative contracts of zero and $2.0 million for the three months and nine months ended September 30, 2014, respectively. For the three months and nine months ended September 30, 2013, the Trust received from PCEC net settlements related to the commodity derivative contracts of $1.9 million and $3.7 million, respectively.

Note 5.    Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following table illustrates information regarding the Trust’s distributions paid during the nine months ended September 30, 2014 and 2013.

Nine Months Ended September 30, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248
June 23, 2014	July 3, 2014	July 15, 2014	$0.14872
July 24, 2014	August 6, 2014	August 14, 2014	$0.13234
August 25, 2014	September 4, 2014	September 15, 2014	$0.11417

Nine Months Ended September 30, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	April 5, 2013	April 15, 2013	$0.13655
April 22, 2013	May 2, 2013	May 14, 2013	$0.14600
May 24, 2013	June 3, 2013	June 14, 2013	$0.15270
June 25, 2013	July 5, 2013	July 15, 2013	$0.15721
July 26, 2013	August 4, 2013	August 14, 2013	$0.15462
August 27, 2013	September 6, 2013	September 16, 2013	$0.16990

Note 6.    Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months and nine months ended September 30, 2014, the Trust paid $50,000 and $150,000, respectively, to the Trustee and zero and $2,000, respectively, to the Delaware Trustee. During the three months and nine months ended September 30, 2013, the Trust paid $50,000 and $150,000, respectively, to the Trustee, and zero and $2,000, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee. Under the terms of the Operating and Services Agreement by and between PCEC and the Trust (the “Operating and Services Agreement”), PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee equal to $83,333, which changed to $85,083 commencing on April 1, 2013 and to $86,330 commencing on April 1, 2014. The monthly fee will be revised annually based on changes to the Consumer Price Index. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC. During the three months and nine months ended September 30, 2014, the Trust paid PCEC $0.3 million and $0.8 million, respectively. During the three months and nine months ended September 30, 2013, the Trust paid PCEC $0.3 million and $0.8 million, respectively. For both the three months and nine months ended September 30, 2014, the Trust reimbursed PCEC for $42,000 of New York Stock Exchange listing fees.

Note 7.    Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. There were no borrowings outstanding at September 30, 2014 or at December 31, 2013.

Note 8.    Commitments and Contingencies

Legal Proceedings. The Trust has been named as a defendant in a putative class action as described below.

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

The Trust has been named as a defendant in a second putative class action as described below.

On October 16, 2014, Ralph Berliner, individually and on behalf of all others similarly situated, filed a putative class action complaint in the Superior Court of California, County of Los Angeles, against the Trust, PCEC, PCEC (GP) LLC, Pacific Coast Energy Holdings LLC, certain executive officers of PCEC (GP) LLC and others. The Berliner complaint asserts the same claims and makes the same allegations, against the same defendants, as are made in the Welch complaint.

The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the litigation contemplated by the complaints. Nevertheless, the Trust may incur expenses in connection with the litigation. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any actual liabilities of the Trust may ultimately be materially different than any such estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the putative class actions described above, and has not established any reserves relating to the litigation. The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary at any time.

Note 9.    Subsequent Events

On October 14, 2014, the distribution of $0.09219 per Trust Unit, which was declared on September 23, 2014, was paid to Trust unitholders owning Trust Units as of October 6, 2014.

On October 23, 2014 the Trust declared a distribution of $0.08808 per unit to unitholders of record as of November 5, 2014. The distribution is payable to Trust unitholders on November 14, 2014.

Item 2.    Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Trustee’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2013 Annual Report on Form 10-K, as amended. The following review should also be read in conjunction with the “Forward-Looking Statements” in this report and Part I — Item 1A — “Risk Factors” in the Trust’s Annual Report on Form 10-K, as amended.

Overview

The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee. The Trust’s purpose is to hold the Conveyed Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, subject to the effects of the commodity derivative contracts on production through March 31, 2014 as described in Note 4 to the financial statements contained in Part I, Item 1 of this report, and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. Wilmington Trust, National Association, as the Delaware Trustee (the “Delaware Trustee”), has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (such occurrence being herein called a “NPI Payout”). Due to significant planned expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020. In any monthly period following a NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trust will make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month). Distributions are payable on or before the 10th business day after the record date. Actual cash distributions to the Trust unitholders will fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust will be generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent, in effect, a return of a unitholder’s original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will decline over time.

On November 4, 2014, a ballot measure in Santa Barbara County, known as Measure P, that if adopted would have adversely impacted PCEC’s production and development, was defeated.

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

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, the Trust will be paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, the net profits interests on the Remaining Properties will be paid out in place of the royalty interests, as described below. The “Conveyed Interests” entitle the Trust to receive the following:

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013

For the three months ended September 30, 2014, income from Conveyed Interests received by the Trust amounted to $15.4 million compared with $18.7 million for the three months ended September 30, 2013. The net profits income received by the Trust during the three months ended September 30, 2014 was associated with net profits for oil and natural gas production during the months of May, June and July 2014. The net profits income received by the Trust during the three months ended September 30, 2013 was primarily associated with net profits for oil and natural gas production during the months of May, June, and July 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,
	2014	2013
Developed Properties:
Underlying sales volumes (Boe) (a)	318,333	322,595
Average daily production (Boe/d)	3,460	3,506
Average price (per Boe)	$96.69	$97.98
Production cost (per Boe)	$33.49	$29.40

Remaining Properties:
Underlying sales volumes (Boe) (b)	82,428	73,955
Average daily production (Boe/d)	896	804
Average price (per Boe)	$96.50	$96.91
Production cost (per Boe)	$28.28	$20.21

(a)  Crude oil sales represented 97% of sales volumes from the Developed Properties for each of the three months ended September 30, 2014 and 2013.

(b)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three months ended September 30, 2014 and 2013.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the three months ended September 30, 2014 and 2013 were determined as shown in the following table.

Thousands of dollars	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$30,449	$31,339
Natural gas sales	330	270
Total	30,779	31,609

Costs:
Direct operating expenses:
Lease operating expenses	9,809	8,631
Production and other taxes	853	852
Development expenses	1,212	1,411
Total	11,874	10,894

Total income	18,905	20,715
Net Profits Interest	80%	80%

Income from Net Profits Interest	$15,123	$16,572

Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$7,955	$7,167
Total	7,955	7,167
7.5% ORRI	550	522

Costs:
Direct operating expenses:
Lease operating expenses	2,102	1,293
Production and other taxes	230	202
Development expenses	4,516	2,385
Total	6,848	3,880

Total income	557	2,765
Net Profits Interest	25%	25%

25% Net Profits Interest income (1)	$139	$691

Total Trust Cash Flow
80% net profit interest	$15,123	$16,572
7.5% ORRI	550	522
Settlement of commodity derivative contracts	—	1,898
PCEC operating and services fee	(259)	(255)
Total	$15,414	$18,737

Trust general and administrative expenses and cash withheld for expenses	(165)	(150)
Distributable income	$15,249	$18,587

(1) 25% Net Profits Interest Accrued Deficit

Beginning balance	$(2,658)	$(4,608)
Current period	139	691
Ending balance	$(2,519)	$(3,917)

Three Months Ended September 30, 2014 and 2013

Developed Properties — Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $18.9 million for the three months ended September 30, 2014 compared to $20.7 million for the three months ended September 30, 2013. The decrease is attributable principally to lower production, and lower oil prices compared to the prior year quarter; in addition, higher lease operating expenses contributed to the decrease in income. Sales volume decreased 4,262 Boe or 1.3%, and average realized prices decreased $1.30, or 1.3%, both contributing to a decrease in 2014 distributable income compared to 2013. Total capital expenditures included in the net profits calculation during the quarter were approximately $1.2 million for the three months ended September 30, 2014 compared to $1.4 million for the three months ended September 30, 2013. The decrease is primarily attributable to lower well work expenditures from the Orcutt Field. Total lease operating expenses included in the net profits calculation during the quarter were approximately $9.8 million for the three months ended September 30, 2014 compared to $8.6 million for the three months ended September 30, 2013. The increase is primarily attributable to higher operating expenses at Orcutt Field and Orcutt Diatomite, and higher workover expenditures at West Pico. Production and other taxes were approximately $0.9 million for each of the three months ended September 30, 2014 and 2013. Income from Net Profits Interest was approximately $15.1 million for the three months ended September 30, 2014 compared to $16.6 million for the three months ended September 30, 2013.

Remaining Properties — Excess of revenues over direct operating expenses and development expenses from the Remaining Properties, before net settlements related to commodity derivative contracts, was approximately $0.6 million for the three months ended September 30, 2014 compared to $2.8 million for the three months ended September 30, 2013. The decrease is attributable principally to higher development related capital expenditures, partially offset by higher production. Capital expenditures were $4.5 million for the three months ended September 30, 2014 compared to $2.4 million for the three months ended September 30, 2013. Sales volumes were 82 MBoe for the three months ended September 30, 2014 compared to 74 MBoe for the three months ended September 30, 2013. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.5 million during each of the three months ended September 30, 2014 and 2013 from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $2.5 million at September 30, 2014 compared to $3.9 million at September 30, 2013.

Commodity Derivatives — Net settlements related to commodity derivative contracts were $0 for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013.

PCEC Operating & Service Fees — PCEC charged the Trust approximately $0.3 million for the operating and services fee for each three month periods ended September 30, 2014 and September 30, 2013, respectively. The annual amount of the operating and services fee was $1.0 million from April 1, 2012 through March 31, 2013. Commencing April 1, 2013, the operating and services fee increased 2.0% to $1,021,000 based on changes to the Consumer Price Index. The fee will adjust annually each April 1, and commencing April 1, 2014 it increased 1.5% to $1,035,955.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended September 30, 2014 and 2013 was approximately $15.4 million and $18.7 million, respectively. The Trustee paid general and administrative expenses of $0.2 million and $0.1 million during the third quarter of 2014 and 2013, respectively. Expenses paid during the third quarter of 2014 primarily consisted of Trustee fees, fees for independent compliance review and New York Stock Exchange listing fees. Expenses paid during the third quarter of 2013 primarily consisted of Trustee fees and legal fees. The distributable income was approximately $15.2 million for the quarter ended September 30, 2014 compared to $18.6 million for the quarter ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, income from Conveyed Interests received by the Trust amounted to $45.0 million compared with $53.1 million for the nine months ended September 30, 2013. The net profits income received by the Trust during the nine months ended September 30, 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January, February, March, April, May, June, and July 2014. The net profits income received by the Trust during the nine months ended September 30, 2013 primarily associated with net profits for oil and natural gas production during the nine months ended July 31, 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,
	2014	2013
Developed Properties:
Underlying sales volumes (Boe) (a)	962,972	974,780
Average daily production (Boe/d)	3,527	3,571
Average price (per Boe)	$95.04	$98.65
Production cost (per Boe)	$34.26	$32.76

Remaining Properties:
Underlying sales volumes (Boe) (b)	232,615	213,442
Average daily production (Boe/d)	852	782
Average price (per Boe)	$94.70	$97.81
Production cost (per Boe)	$23.37	$19.79

(a) Crude oil sales represented 97% of total sales volumes from the Developed Properties for the nine months ended September 30, 2014 and 96% of total sales volumes from the Developed Properties for the nine months ended September 30, 2013.

(b) Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the nine months ended September 30, 2014 and 2013.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the nine months ended September 30, 2014 and 2013 were determined as shown in the following table.

Thousands of dollars	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$90,571	$95,322
Natural gas sales	947	842
Total	91,518	96,164

Costs:
Direct operating expenses:
Lease operating expenses	30,314	29,120
Production and other taxes	2,682	2,810
Development expenses	5,800	3,464
Total	38,796	35,394

Total income	52,722	60,770
Net Profits Interest	80%	80%

Income from Net Profits Interest	$42,177	$48,616

Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$22,029	$20,876
Total	22,029	20,876
7.5% ORRI	1,572	1,530

Costs:
Direct operating expenses:
Lease operating expenses	4,783	3,743
Production and other taxes	653	480
Development expenses	10,731	9,901
Total	16,167	14,124

Total income (excess cost)	4,290	5,222
Net Profits Interest	25%	25%
25% Net Profits Interest income (1)	$1,072	$1,305

Total Trust Cash Flow
80% net profit interest	$42,177	$48,616
25% net profit interest	—	—
7.5% ORRI	1,572	1,530
Settlement of commodity derivative contracts	1,985	3,741
PCEC operating and services fee	(771)	(757)
Total	$44,963	$53,130

Trust general and administrative expenses and cash withheld for expenses	(645)	(595)
Distributable income	$44,318	$52,535

(1) 25% Net Profits Interest Accrued Deficit

Beginning balance	$(3,591)	$(5,222)
Current period	1,072	1,305
Ending balance	$(2,519)	$(3,917)

Nine Months Ended September 30, 2014 and 2013

Developed Properties — Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $52.7 million for the nine months ended September 30, 2014 compared to $60.8 million for the nine months ended September 30, 2013. Sales volume decreased 12 MBoe or 1.2%, and average realized prices decreased $3.61, or 3.8%, both contributing to a decrease in 2014 distributable income compared to 2013. Total capital expenditures included in the net profits calculation during the nine months ended September 30, 2014 were approximately $5.8 million compared to $3.5 million in the same period of 2013. The increase is primarily attributable to facility upgrades in the Orcutt Diatomite and West Pico properties and additional well work in both the Orcutt Field and Diatomite properties. Total lease operating expenses included in the net profits calculation during each of the nine months ended September 30, 2014 and 2013 were approximately $30.3 million and $29.1 million, respectively. The increase in total lease operating expenses is primarily attributable to higher operating expenses at Orcutt Field and Orcutt Diatomite, and higher workover expenditures at West Pico. Production and other taxes were approximately $2.7 million for the nine months ended September 30, 2014 compared to $2.8 million for the nine months ended September 30, 2013. Income from Net profits interest was approximately $42.2 million for the nine months ended September 30, 2014 compared to $48.6 million for the nine months ended September 30, 2013.

Remaining Properties — Excess of revenues over direct operating expenses and development expenses from the Remaining Properties, before net settlements related to commodity derivative contracts, was approximately $4.3 million for the nine months ended September 30, 2014 compared to $5.2 million for the nine months ended September 30, 2013. The decrease is attributable principally to higher development related capital expenditures, partially offset by higher production. Capital expenditures were $10.7 million for the nine months ended September 30, 2014 compared to $9.9 million for the nine months ended September 30, 2013. Sales volumes were 233 MBoe for the nine months ended September 30, 2014 compared to 213 MBoe for the nine months ended September 30, 2013. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $1.6 million during the nine months ended September 30, 2014 and $1.5 million for the nine months ended September 30, 2013 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was approximately $2.5 million at September 30, 2014 compared to $3.9 million at September 30, 2013.

Commodity Derivatives — Net settlement receipts related to commodity derivative contracts were $2.0 million for the nine months ended September 30, 2014 compared to $3.7 million for the nine months ended September 30, 2013.

PCEC Operating & Service Fees — PCEC charged the Trust $0.8 million for the operating and services fee for each of the nine months ended September 30, 2014 and 2013.

Distributable Income — The total cash received by the Trust from PCEC for the nine months ended September 30, 2014 was approximately $45.0 million compared to $53.1 million for the nine months ended September 30, 2013. The Trustee paid general and administrative expenses of approximately $0.6 million for each of the nine month periods ended September 30, 2014 and 2013. Expenses paid during the nine months ended September 30, 2014 and 2013 consisted primarily of legal fees, fees for independent compliance review and tax compliance fees. The distributable income was approximately $44.3 million and $52.5 million, respectively, for the nine months ended September 30, 2014 and 2013.

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

The Trustee has no current plans to authorize the Trust to borrow money. During the three months and nine months ended September 30, 2014 and 2013, there were no borrowings.

Distributions Paid and Declared After Quarter End

On October 14, 2014, the distribution of $0.09219 per Trust Unit, which was declared on September 23, 2014, was paid to Trust unitholders owning Trust Units as of October 6, 2014.

On October 23, 2014 the Trust declared a distribution of $0.08808 per unit to unitholders of record as of November 5, 2014. The distribution is payable to Trust unitholders on November 14, 2014.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2013 Annual Report on Form 10-K, as amended, for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2014.

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

Item 4.    Controls and Procedures.

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by PCEC to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement, (ii) the Operating and Services Agreement and (iii) the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by PCEC, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Conveyed Interests and settlements under the commodity derivative contracts between PCEC and Wells Fargo Bank, National Association, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended September 30, 2014, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

The Trust has been named as a defendant in a second putative class action as described below.

On October 16, 2014, Ralph Berliner, individually and on behalf of all others similarly situated, filed a putative class action complaint in the Superior Court of California, County of Los Angeles, against the Trust, PCEC, PCEC (GP) LLC, Pacific Coast Energy Holdings LLC, certain executive officers of PCEC (GP) LLC and others. The Berliner complaint asserts the same claims and makes the same allegations, against the same defendants, as are made in the Welch complaint.

The Trust intends to defend the Berliner lawsuit vigorously. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the litigation contemplated by the Berliner complaint. Nevertheless, the Trust may incur expenses in connection with the litigation.

Item 1A.    Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, Quarterly Reports on Form 10-Q and current reports on Form 8-K. There are no material changes to such risk factors that occurred during the three months ended September 30, 2014.

Item 6. Exhibits.

The exhibits listed in the accompanying index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC COAST OIL TRUST

By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: November 10, 2014

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

3.1	Certificate of Trust of Pacific Coast Oil Trust. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed on January 6, 2012 (Registration No. 333-178928)).

3.2

Trust Agreement of Pacific Coast Oil Trust, dated January 3, 2012, among Pacific Coast Energy Company LP, Wilmington Trust, National Association, as Delaware trustee of Pacific Coast Oil Trust, and The Bank of New York Mellon Trust Company, N.A., as trustee of Pacific Coast Oil Trust. (Incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-1, filed on January 6, 2012 (Registration No. 333-178928)).

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

3.4

First Amendment to Amended and Restated Trust Agreement of Pacific Coast Oil Trust, dated June 15, 2012 (Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532)).

10.1

Conveyance of Net Profits Interests and Overriding Royalty Interest, dated as of June 15, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532)).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.