Form 10-K
period 2014-12-31
Pacific Coast Oil Trust
filed 2015-03-13
CIK 1538822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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

Registrant’s telephone number, including area code: (512) 236-6555
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust held by non-affiliates of the registrant at the closing price on June 30, 2014 of $13.06 was approximately $503,896,043.
As of March 11, 2015, 38,583,158 Units of Beneficial Interest of the Trust were outstanding.
Documents Incorporated By Reference: None

References to the “Trust” in this document refer to Pacific Coast Oil Trust, while references to “PCEC” in this document refer to Pacific Coast Energy Company LP, a privately held Delaware partnership.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of PCEC and any statements regarding future matters regarding the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and PCEC and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law.

This Annual Report describes other important factors that could cause actual results to differ materially from expectations of PCEC and the Trust, including under “Risk Factors” in Item 1A of this Annual Report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report. All written and oral forward-looking statements attributable to PCEC or the Trust or persons acting on behalf of PCEC or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

In this Annual Report the following terms have the meanings specified below:

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

Differential—The difference between a benchmark price of oil and/or natural gas, such as the NYMEX crude oil price, and the wellhead price received.

Dry hole or well—A well found to be incapable of producing either oil and natural gas in sufficient quantities to justify completion as an oil or natural gas well.

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

Overriding royalty interest—A fractional, undivided interest or right of participation in the oil or gas, or in the proceeds from the sale of oil and natural gas, that is limited in duration to the term of an existing lease and that is not subject to the expenses of development, operation or maintenance.

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

Part I

Item 1. Business.

Pacific Coast Oil Trust (the “Trust”) is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to a Trust Agreement (as amended, the “Trust Agreement”) among Pacific Coast Energy Company LP (“PCEC”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California for the benefit of the Trust unitholders. On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust the net profits interests (“Net Profits Interests”) and a royalty interest (“Royalty Interest”), which are collectively referred to herein as the “Conveyed Interests,” in certain oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests represent undivided interests in the Underlying Properties. The Conveyed Interests were conveyed by PCEC to the Trust concurrently with the initial public offering (“IPO”) of the Trust’s units of beneficial interest (“Trust Units”) in May 2012.

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Underlying Properties consist of (i) the proved developed reserves as of December 31, 2011 on the Underlying Properties, which are referred to as the “Developed Properties,” and (ii) all other development potential on the Underlying Properties, which are referred to as the “Remaining Properties.” Production from the Developed Properties attributable to the Trust is produced from wells that, because they have already been drilled, generally require limited additional capital expenditures. Production from the Remaining Properties that is attributable to the Trust requires capital expenditures for the drilling of wells and installation of infrastructure. PCEC supplies the required capital on behalf of the Trust during the drilling and development period; however, because the costs initially incurred exceed gross proceeds, the Remaining Properties currently have negative net profits during this period. During this period of negative net profits, instead of being paid net profits, the Trust is paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties (the “Royalty Interest Proceeds”). Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, then the NPI on the Remaining Properties will be paid out (“NPI Payout”) in place of the Royalty Interest Proceeds. Collectively, these interests entitle the Trust to receive the following:

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

The Trust has no employees. The business and affairs of the Trust are administered by the Trustee. The Trust’s purpose is to hold the Conveyed Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, subject to the effects of the commodity derivative contracts described in “—Commodity Derivative Contracts”, and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

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

In connection with the formation of the Trust, the Trust entered into several agreements with PCEC that impose obligations upon PCEC that are enforceable by the Trustee on behalf of the Trust, including the Conveyance, an operating and services agreement and a registration rights agreement. The operating and services agreement provides that PCEC must perform specified operating and informational services on behalf of the Trust in a good and workmanlike manner in accordance with the sound and prudent practices of providers of similar services. The Trustee has the power and authority under the Trust Agreement to enforce these agreements on behalf of the Trust. The Trustee may from time to time supplement or amend the Conveyance, the operating and services agreement and the registration rights agreement without the approval of Trust unitholders in order to cure any ambiguity, to correct or supplement any defective or inconsistent provisions, to grant any benefit to all of the Trust unitholders, to comply with changes in applicable law or to change the name of the Trust. Such supplement or amendment, however, may not materially adversely affect the interests of the Trust unitholders. Additionally, the Trustee may, from time to time, supplement or amend these agreements without the approval of the Trust unitholders as long as such supplement or amendment would not materially increase the costs or expenses of the Trust or adversely affect the economic interest of the Trust unitholders; however, the Trustee may not modify or amend the Conveyance if the modification or amendment would change the character of the Conveyed Interests in such a way that the Conveyed Interests become working interests or that the Trust would fail to continue to qualify as a grantor trust for U.S. federal income tax purposes. The Trustee is entitled to rely upon a written opinion of counsel or certification of PCEC as conclusive evidence that any such amendment or supplement is authorized.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2014 the Trust had cash reserves of $25,121 for future Trust expenses. The Trust calculates net profits and royalties from the Underlying Properties separately for each of the Developed Properties and the Remaining Properties. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other.

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

PCEC provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid in fall. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.

On June 9, 2014, PCEC distributed 3,866,497 Trust Units, or the remaining 10% of the issued and outstanding Trust Units it owned, to PCEC’s management and owners. Certain holders of the Trust Units affiliated with PCEC sold an aggregate of 2,654,436 Trust Units pursuant to an underwritten secondary public offering at a price of $13.00 per Trust Unit ($12.70 per Trust Unit, net of underwriting discounts and commissions). None of the Trust, PCEC or PCEC’s management sold any Trust Units in the secondary offering nor received any proceeds from the offering. The Trust Units were sold pursuant to a prospectus supplement and an accompanying prospectus as part of an effective shelf registration statement filed by the Trust with the Securities and Exchange Commission (the “SEC”). As of December 31, 2014 and at the date of this Annual Report, PCEC owned no Trust Units.

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

Marketing and Post-Production Services

Pursuant to the terms of the Conveyance, PCEC has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Conveyed Interests. The terms of the Conveyance restrict PCEC from charging any fee for marketing production attributable to the Net Profits Interests other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee will not be deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interests; however, the terms of the Conveyance provide that costs and expenses PCEC allocates to marketing production from the Underlying Properties are deducted from the calculation of gross profits. The Royalty Interest Proceeds are free of any production or development costs but are subject to a proportionate share of production and property taxes and post-production costs. The net profits and royalties to the Trust from the sales of oil and natural gas production from the Underlying Properties attributable to the Conveyed Interests are determined based on the same price that PCEC receives for sales of oil and natural gas production attributable to PCEC’s interest in the Underlying Properties. However, if the oil or natural gas is processed, the net profits and royalties receive the same processing upgrade or downgrade as PCEC.

During the year ended December 31, 2014, PCEC sold the oil produced from the Underlying Properties to third-party oil purchasers. Oil production from the Underlying Properties is typically transported by pipeline from the field to a gathering facility or refinery. PCEC sells the majority of the oil production from the Underlying Properties under contracts using market sensitive pricing. The price received by PCEC for the crude oil production from the Underlying Properties is based upon published industry standard market sensitive regional price postings, applied to equal daily produced quantities within the month of delivery, which is then adjusted based upon delivery location and the actual oil gravity and quality of the crude produced. All of PCEC’s crude oil sales are indexed to these market sensitive industry posted Buena Vista (deemed 26 API gravity) and Midway Sunset (deemed 13 API gravity) Regional Price Postings for these regionally produced crude oils in California. The crude production from the Orcutt Conventional, West Pico, Sawtelle, and East Coyote properties are indexed to the Buena Vista Posting, and the crude production from the Orcutt Diatomite Formation is indexed to the Midway Sunset Posting.

In 2014, Phillips 66 accounted for 93% of PCEC’s net sales. Phillips 66’s purchase of production from the Orcutt properties is pursuant to a sales contract between Phillips 66 and PCEC that expires on December 31, 2015 and includes an option to renegotiate prices annually. Its purchase of production from West Pico properties is pursuant to a 60 day evergreen contract.

All natural gas produced by PCEC at Orcutt Hill is consumed in the lifting and production of the Diatomite and Conventional Orcutt crude; all other natural gas produced is marketed and sold to third-party purchasers, based upon published Industry market sensitive regional price postings for the natural gas. In all cases, this gas sales contract price is based upon the published Industry standard market regional index price postings, with adjustments made for the actual measured gas thermal heating value (Btu) content, and related production costs.

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

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy, may affect the demand for oil and natural gas.

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust assets and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 38,583,158 Trust Units outstanding as of December 31, 2014.

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

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports directing them to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports that are required to be filed under the Exchange Act and by the rules of The New York Stock Exchange, and also causes the Trust to comply with applicable provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal control over financial reporting.

Pursuant to the operating and services agreement, PCEC has agreed to provide to the Trust such services as are necessary for the Trust and the Trustee to comply with the Trust Agreement and Article IV of the Conveyance, and such other operating and administrative services of similar character and scope to the foregoing that the Trustee may reasonably request PCEC that provide, including accounting, bookkeeping and informational services and other services as may be necessary for the preparation of reports the Trust is or may be required to prepare and/or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements, including reserve reports and tax returns (collectively, the “Administrative Services”).

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

Computation of Net Profits Interests and Overriding Royalty Interest

The provisions of the Conveyance governing the computation of the net profits and royalties are detailed and extensive. The following information summarizes the material provisions of the Conveyance related to the computation of the net profits and royalties, but is qualified in its entirety by the text of the Conveyance, which is filed as an exhibit to this Annual Report.

Net Profits Interests

The amounts paid to the Trust for each Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly. Each calendar month, 80% of the net profits from the sale of oil and natural gas production from the Developed Properties is paid to the Trust generally on or before the eighth business day after the last business day of the following month. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds and the Trust continues to receive such proceeds until the first day of the month following an NPI Payout. In calendar months following an NPI Payout, 25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties will be paid to the Trust on or before the end of the following month. Due to significant planned capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will be in approximately 2018.

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

The Trust is not liable to the owners of the Underlying Properties, PCEC, or any other operator for any operating, capital or other costs or liabilities attributable to the Underlying Properties. If the net profits relating to the Developed Properties for any computation period is a negative amount, the Trust will receive no payment for the Developed Properties for that period, and any such negative amount will be deducted from gross profits for the Developed Properties in the following computation period for purposes of determining the net profits relating to the Developed Properties for that following computation period. If the net profits relating to the Remaining Properties for any computation period is a negative amount, the Trust is entitled to receive the Royalty Interest Proceeds.

Gross profits and net profits are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Overriding Royalty Interest

For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive an amount equal to 7.5% of the proceeds attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (free of any production or development costs but bearing its proportionate share of production and property taxes and post-production costs) (the “Royalty Interest”). Due to significant capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will be in approximately 2018.

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

Commodity Derivative Contracts

The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce. As part of the conveyance agreement, PCEC conveyed to the Trust the effect of 2,000 Bbls/day of ICE Brent crude oil swaps at $115.00 per barrel for the twenty-four months ended March 31, 2014, which were entered into by PCEC to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow.  The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties reduced the amount of net profits paid to the Trust. However, all commodity derivative contracts expired on March 31, 2014.

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

The Conveyance generally permits PCEC to transfer without the consent or approval of the Trust unitholders all or any part of its interest in the Underlying Properties, subject to the Conveyed Interests. The Trust unitholders are not entitled to any proceeds of a sale or transfer of PCEC’s interest. Except in certain cases where the Conveyed Interests are released, following a sale or transfer, the Underlying Properties will continue to be subject to the Conveyed Interests, and the gross profits and if applicable, the royalties, attributable to the transferred property will be calculated for such transferred property on a stand-alone basis (as part of the computation of net profits and royalties described in this Annual Report), paid and distributed by the transferee to the Trust. PCEC will have no further obligations, requirements or responsibilities with respect to any such transferred interests, provided that PCEC delivers to the Trustee an agreement of the transferee of such transferred interests, reasonably satisfactory to the Trustee, in which such transferee assumes the responsibility to perform the Administrative Services that PCEC is required to provide to the Trust pursuant to the operating and services agreement relating to the interests being transferred.

In addition, PCEC may, without the consent of the Trust unitholders, require the Trust to release the Conveyed Interests associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior twelve months, provided that the Conveyed Interests covered by such releases cannot exceed, during any twelve-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by PCEC to a non-affiliate of the relevant Underlying Properties, are conditioned upon an amount equal to the fair market value (net of sales costs) to the Trust of such Conveyed Interests and will be treated as an offset amount against costs and expenses. PCEC has not identified for sale any of the Underlying Properties.

As the designated operator of a property included in the Underlying Properties, PCEC may enter into farm-out, operating, participation and other similar agreements to develop the property, but any transfers made in connection with such agreements will be made subject to the Conveyed Interests. PCEC may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

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

Classification of the Net Profits Interests and the Royalty Interest

For U.S. federal income tax purposes, the Net Profits Interests attributable to the Developed Properties (the “Developed NPI”), Remaining Properties (the “Remaining NPI”) and the Royalty Interest will have the tax characteristics of a mineral royalty interest to the extent, at the time of its creation, such Developed NPI, Remaining NPI or Royalty Interest is reasonably expected to have an economic life that corresponds substantially to the economic life of the mineral property or properties burdened thereby. Payments out of production that are received in respect of a mineral interest that constitutes a royalty interest for U.S. federal income tax purposes are taxable under current law as ordinary income subject to an allowance for cost or percentage depletion in respect of such income.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

The Trustee assumes that some Trust Units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-512-236-6555, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information and U.S. Federal Income Tax Rates

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2014 federal and state income tax returns. This tax information booklet can be obtained at www.pacificcoastoiltrust.com.

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

California State Tax Matters

At the time of the formation of the Trust, PCEC obtained a two-year waiver from the State of California of the requirement to withhold 7% of the amounts paid to the Trust that are attributable to the Conveyed Interests held by unitholders not qualifying for an exemption from withholding. PCEC agreed to use its commercially reasonable efforts to maintain such waiver, including by seeking a renewal of such waiver prior to its expiration under California law. PCEC has received a renewal of the waiver for the years 2014 and 2015. PCEC may not be able to obtain such a waiver in the future, in which case PCEC would be required to withhold such amounts. Unless extended, the waiver will expire on December 31, 2015, and the Trust will be required to begin withholding beginning with the distribution expected to be paid in January 2016.

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

•	obtain permits or other approvals to conduct regulated activities;

•	limit or prohibit drilling and production activities in sensitive areas, such as wetlands, streams, coastal regions or areas that may contain endangered or threatened species or their habitats;

•
properly manage and dispose of waste and wastewater, and restrict the types, quantities and concentrations of materials that can be released into the environment in the performance of drilling and production activities;

•	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as spills, restoration of drilling pits and plugging of abandoned wells;

•	apply specific health and safety criteria addressing worker protection;

•	minimize impacts to neighbors; and

•	plug and abandon wells and restore properties upon which wells are drilled.

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of PCEC’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry may increase the cost of doing business in the industry and may consequently affect profitability. PCEC believes that it is in material compliance with all existing environmental laws and regulations applicable to its current operations. However, the clear trend in environmental law and regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on PCEC’s development expenses, results of operations and financial position. PCEC may be unable to pass on any such cost increases to its customers. Moreover, accidental releases or spills may occur in the course of PCEC’s operations, and there can be no assurance that PCEC will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products in the environment. PCEC’s inability to obtain future discretionary permits could limit the future performance of the Conveyed Interests.

The following is a summary of certain existing environmental, health and safety laws and regulations, each as amended from time to time, to which PCEC’s business operations are subject.

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose liability without regard to fault or the legality of conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the current or past owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. PCEC may, from time to time generate hazardous waste that is subject to RCRA. Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

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

At the Orcutt Diatomite properties, the cyclic steam stimulation technique has the potential to stimulate the release of hydrocarbons from the separate, overlying outcrop formation. This outcrop formation at points is very shallow and reaches the surface at a number of locations. Historically, this has led to naturally occurring seeps onto the surface. A number of these seeps have occurred in the vicinity of our Diatomite operations. PCEC regularly inspects this surface area for seeps, and notifies appropriate authorities when required. PCEC uses collection drains to contain and collect these hydrocarbons under agency supervision so that they do not escape into the environment. The small amount of hydrocarbons collected from the seeps are gathered along with PCEC’s other production from its Orcutt properties.

Water discharges. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also imposes spill prevention, control and countermeasure requirements, including requirements for appropriate containment berms and similar structures to help prevent the contamination of navigable waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended (“OPA”), which establishes a variety of requirements pertaining to oil spill prevention, containment and cleanup. OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under the OPA, responsible parties, including owners and operators of onshore facilities, are required to develop and implement plans for preventing and responding to oil spills and, if a spill occurs, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from the spill.

In addition, naturally occurring radioactive material (“NORM”) is at times brought to the surface in connection with oil and natural gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

Underground injection control (“UIC”). The Safe Drinking Water Act (“SDWA”) and comparable state laws regulate the construction, operation, permitting and closure of injection wells that place fluids underground for storage or disposal. Under the SDWA’s UIC Program, producers must obtain federal or state Class II injection well permits and routinely monitor and report fluid volumes, pressures and chemistry, and conduct mechanical integrity tests on injection wells. While in some states the EPA itself implements the UIC Program for Class II wells, which are used to inject brines and other fluids associated with oil and gas production, other states such as California have primary enforcement authority with respect to the regulation of Class II wells. In response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewater, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. As a result of these concerns, regulators in some states are considering additional requirements related to seismic safety.

In addition, in July 2014, the EPA sent a letter to the California Environmental Protection Agency and California Natural Resources Agency describing “serious deficiencies” in the state’s UIC Program and setting forth comprehensive requirements and deadlines for bringing the program into compliance with federal regulations by February 2017. In its letter, the EPA mandated an in-depth review of all existing Class II wells in California that may be injecting into non-exempt aquifers as well as a review of the state’s aquifer exemption process. In addition, the EPA directed the state to prohibit new and existing injections into aquifers that have not been approved as exempt by the EPA by February 15, 2017. The state responded by promising to comply with the EPA’s directives through a combination of rulemaking and administrative orders. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have an adverse effect on our results of operation and financial position.

Air emissions. The federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. For example, the EPA has adopted new rules that establish new air emission control requirements for oil and natural gas production and natural gas processing operations. The new rules include New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The new regulations require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover or treat rather than vent the gas and NGLs that come to the surface during completion of the fracturing process. The rules also establish specific requirements regarding emissions from new or modified compressors, dehydrators, storage tanks, and other production equipment. In addition, the rules establish new leak detection requirements for new or modified natural gas processing plants.  These laws and regulations may require PCEC to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions.

Compliance with these rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. States can impose air emissions limitations that are more stringent than the federal standards imposed by the EPA, and California air quality laws and regulations are in many instances more stringent than comparable federal laws and regulations. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Regulatory requirements relating to air emissions are particularly stringent in Southern California and Santa Barbara County.

In addition, Congress has from time to time considered adopting legislation to reduce GHG emissions and almost one-half of the states have already taken legal measures to reduce GHG emissions primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

California has been one of the leading states in adopting GHG emission reduction requirements, and has implemented a cap and trade program. Because oil production operations emit GHGs, PCEC’s operations in California are subject to regulations issued under the program. California’s cap and trade program requires PCEC to report GHG emissions and essentially sets maximum limits or caps on total GHG emissions from all industrial sectors that are or become subject to the program. These regulations increase PCEC’s costs for those operations and adversely affect its operating results and the amount of net profits it pays to the Trust. Under the California program, the cap declines annually from 2013 through 2020. PCEC will be required to obtain compliance instruments for each metric ton of GHGs that we emit in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. In connection with our compliance with California’s program, PCEC purchased $342,000 of GHG allowances in 2014 auctions and surrendered $168,000 of GHG allowances.

While Congress is not expected to pass climate change legislation in the near future, any future federal or state laws that may be adopted to address GHG emissions could require PCEC to incur increased operating costs and could adversely affect demand for the oil and natural gas PCEC produces.

In April 2014, the EPA announced that it was seeking input on how to best obtain additional methane reductions from potentially significant sources of methane and VOCs in the upstream oil and natural gas sector. The EPA released five technical white papers covering emissions from specific oil and natural gas sources and outlining potential mitigation techniques. The EPA has indicated that it plans to use the white papers to determine whether new regulations are needed to obtain additional reductions in emissions from these sources. In June 2014, the EPA unveiled proposed regulations to limit GHG emissions from existing power plants. Such developments may affect how these GHG initiatives will impact PCEC’s operations. In addition to these regulatory developments, recent judicial decisions that have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase PCEC’s litigation risk for such claims. The adoption of any future regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the equipment and operations of PCEC could require PCEC to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that PCEC produces.

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

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Such climatic events could adversely affect or delay demand for the oil or natural gas produced by PCEC or otherwise cause PCEC to incur significant costs in preparing for or responding to those effects.

National Environmental Policy Act and California Environmental Quality Act. Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended (“NEPA”). Some of PCEC’s production, most notably from the Sawtelle property, is located on federally-administered land and therefore permits or authorizations issued for this field may be subject to NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

The California Environmental Quality Act (“CEQA”) imposes similar requirements on California state and local agencies to review environmental impacts from their proposed approvals and to develop and impose mitigation measures appropriate to reduce such impacts to insignificance where feasible. All of the Underlying Properties are located in California and are therefore subject to CEQA to the extent discretionary permits or approvals are required from California state or local agencies. In particular, PCEC’s plan to increase production in the Orcutt Diatomite beyond the currently-permitted wells will require additional permits and approvals from various state, federal and local agencies, in addition to a new review under CEQA, including an environmental impact report. Such a process could take many months or longer, and there can be no assurance that such permits would be granted or timely obtained or on terms and conditions consistent with PCEC’s proposed plan.

Endangered Species Act. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered and threatened species or their habitats. The presence of endangered species or designation of previously unidentified endangered or threatened species could cause PCEC to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas, including the obligation to obtain permits from the United States Fish & Wildlife Service (“FWS”) or the California Department of Fish & Wildlife with respect to one or more such species. For example, as a result of a settlement reached in 2011, the FWS is required to make a determination on the listing of more than 250 species as endangered or threatened over the next several years. The habitats of certain protected species are known to include portions of PCEC’s areas of operation, and others may yet be found or proposed for protection at one or more of the Underlying Properties. While some of PCEC’s facilities or leased acreage may be located in areas that are or will be designated as habitat for endangered or threatened species, PCEC believes that it is currently in substantial compliance with the ESA.

Employee health and safety. The operations of PCEC are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the OSHA Process Safety Management, the EPA community right-to-know regulations under Title III of CERCLA and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. PCEC believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Where You Can Find Other Information

The Trust makes certain filings with the Securities and Exchange Commission (the “SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, www.pacificcoastoiltrust.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC. The filings are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by calling 1-800-SEC-0330. These filings are also available through the SEC’s website, www.sec.gov. The Trust’s press releases and any recent investor presentations made by PCEC are also available on the Trust’s website.

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

In 2014, ICE Brent oil prices ranged from $55.27 per Bbl to $115.19 per Bbl. In 2013, ICE Brent oil prices ranged from $96.84 per Bbl to $118.90 per Bbl. In 2014, Henry Hub natural gas prices ranged from $2.74 per MMBtu to $8.15 per MMBtu. In 2013, Henry Hub natural gas prices ranged from $3.08 per MMBtu to $4.52 per MMBtu. Profits to which the Trust is entitled are especially sensitive to oil prices, because oil is a high percentage of production from the Underlying Properties. In 2014, oil represented 97% of production from the Underlying Properties.

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

If planned operations, including drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, distributions to Trust unitholders may be reduced. Further, if PCEC or any third-party operator incurs increased costs due to one or more of the above factors or for any other reason and is not able to recover such costs from insurance, distributions to Trust unitholders may be reduced.

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence PCEC or control the operations or development of the Underlying Properties.

The Trust Units are a passive investment that entitle the Trust unitholder only to receive cash distributions from the Conveyed Interests and commodity derivative contracts. Trust unitholders have no voting rights with respect to PCEC and, therefore, have no managerial, contractual or other ability to influence PCEC’s activities or the operations of the Underlying Properties. PCEC operated approximately 99% of the average daily production from the Underlying Properties for the year ended December 31, 2014 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, PCEC may take actions that are in its own interest that may be different from the interests of the Trust.

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

PCEC may, without the consent of the Trust unitholders, require the Trust to release the Conveyed Interests associated with any property that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior twelve months and provided that the Conveyed Interests covered by such releases cannot exceed, during any twelve-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by PCEC of the relevant Underlying Properties and are conditioned upon an amount equal to the fair market value (net of sales costs) of such Conveyed Interests being treated as an offset amount against costs and expenses.

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

PCEC’s oil production is sold in the local markets where the pricing is based on local or regional supply and demand factors. The difference between the benchmark price and the price PCEC receives is called a differential. PCEC cannot predict how the differential applicable to its production will change in the future, and it is possible that the differentials will change and the prices received for PCEC’s oil production may decrease. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Changes in the differential between common benchmark prices for oil and the wellhead price PCEC receives could adversely impact the cash distributions available to Trust unitholders.

The amount of cash available for distribution by the Trust is reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust.

The Trust indirectly bears an 80% share of all costs and expenses related to the production from the Developed Properties and a 25% share of all costs and expenses related to the production from the Remaining Properties. These costs and expenses include direct operating expenses and development expenses, which reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of a Net Profits Interest. Historical costs may not be indicative of future costs. For example, PCEC may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust is further reduced by the Trust’s general and administrative expenses and by the PCEC operating and services fee, which was originally $1,000,000 annually, and is adjusted each April 1 based on changes in the Consumer Price Index.

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

Phillips 66 purchases virtually all of PCEC’s production, and a decision by Phillips 66 to discontinue or reduce its purchases of PCEC’s production may adversely impact the cash distributions available to Trust unitholders.

In 2014, Phillips 66 accounted for 93% of PCEC’s net sales. Phillips 66’s purchase of production from the Orcutt properties is pursuant to a sales contract between Phillips 66 and PCEC that expires on December 31, 2015, and includes an option to renegotiate prices annually. Its purchase of production from West Pico properties is pursuant to a 60 day evergreen contract. As a result, a decision by Phillips 66 to discontinue or reduce its purchases of PCEC’s production may adversely impact the cash distributions available to Trust unitholders.

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

The Trustee must sell the Conveyed Interests and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Conveyed Interests and dissolve the Trust if the cash available for distribution to the Trust is less than $2.0 million for each of any two consecutive years. The net profits of any such sale will be distributed to the Trust unitholders. As a result, Trust unitholders may not recover their investment.

Current regulations and recent regulatory changes in California have and may continue to negatively impact PCEC’s production in its Diatomite properties.

Recent regulatory changes in California have impacted PCEC’s Diatomite production. For instance, in 2010, Diatomite production decreased significantly due to the inability to drill new wells pending the receipt of permits from the California Department of Conservation, Division of Oil, Gas, and Geothermal Resources, or “DOGGR.’’ PCEC has approval under these new regulations for its current 96-well Diatomite drilling program, though the drilling of additional wells will require additional approval. The current approval, among other things, includes stringent operating, response and preventative requirements relating to mechanical integrity testing and responses to integrity issues and surface expressions, among others. Compliance with these requirements and delays in regulatory reviews, as well as other regulatory action and inaction, has in the past and may in the future negatively impact the pace of drilling and steam injection and may impact development from PCEC’s Diatomite properties in the near term.

PCEC currently has permit applications pending to allow the drilling of an additional 96 steam injection wells in the Diatomite zone at Orcutt. A Draft Environmental Impact Report was released by the County of Santa Barbara on February 9, 2015 and hearings on the project (called the “Orcutt Hill Resource Enhancement Plan” or “OHREP”) are expected this summer, although it is possible that this timeframe could be delayed. Assuming that the OHREP project is approved (and that involves significant discretion on the part of the County), the scope of the permitted number of wells could be reduced and other conditions and limitations could be imposed on the project. Those reductions, conditions and/or limitations could negatively impact the future development by causing time delays, imposing additional expenses or rendering the project uneconomic. In addition, it is possible that there may be legal challenges to the County’s approval of the OHREP project. Following approval, PCEC will also need to obtain permits from DOGGR, and additional delays could result as noted above.

The Orcutt Field also has experienced both seeps and surface expressions. Seeps of oil from a zone which is very near the surface and actually outcrops onto the surface have occurred in parts of the Orcutt Field over long periods of time pre-dating oil production and have occurred during periods of recent production. The seeps do not originate from the zone into which steam is being injected. Rather they originate from an overlying, near surface zone. When seeps occur they are contained and monitored. If necessary, a simple canister is placed in the ground to contain any ongoing seepage. PCEC, in consultation with DOGGR, modified its injection practices in order to balance the amount of fluids injected and withdrawn into the Diatomite zone. Since this modification was made, the number of seeps has declined and only one new seep can needed to be installed in 2014 in consultation with the appropriate regulators and two in 2015. The permitting of these seeps is part of the OHREP permitting process. If the OHREP project is approved (and that involves significant discretion on the part of the County) conditions likely will be imposed on the project with respect to seeps. Those conditions could negatively impact the future development by causing time delays, imposing additional expenses or rendering the project uneconomic. Surface expressions are situations where steam which is intended to be injected into the Diatomite oil-bearing zone instead leaks from the well and reaches the surface. In 2011, two wells in the field developed casing leaks that allowed steam to reach the surface and these wells remain out of service. In 2014, two different wells allowed steam to reach the surface and these have resulted in steaming operations being curtailed in several wells to allow investigations to be carried out under the supervision of DOGGR. That investigation is ongoing. DOGGR may impose additional operational restrictions or requirements, including requiring that wells be shut in, as a result of incidents involving surface expressions. PCEC is allowed to produce at its Orcutt properties pursuant to a field order issued by DOGGR. This field order is subject to change or revocation by DOGGR at its sole discretion.

The State of California, through DOGGR, administers the Federal Clean Water Drinking Act with respect to underground injection of fluids in conjunction with oil field activities. The United States Environmental Protection Agency (“EPA”) has recently criticized DOGGR for its administration of this program. The EPA is requiring DOGGR to review all of the injection wells in California to determine whether or not the appropriate standards were met to permit injection into the zones currently allowed. DOGGR is in the process of establishing a process, in conjunction with other California state agencies and with the approval of the EPA, to review the current injection practices and, in essence, re-permit injection into appropriate injection zones. DOGGR has issued a preliminary list of approximately 2,000 permits/wells which it is reexamining. No PCEC wells are on the current list. DOGGR has indicated that it will issue a separate list of cyclic steam wells which will be reviewed for compliance as well. It is possible that the Orcutt Diatomite steam injection wells will be reviewed. If reviewed, PCEC believes that the area is extremely likely to be found to be exempt from limitations on steam injection because the Diatomite is clearly oil bearing and because there is no fresh water aquifer in the area. However, the process and rulemaking providing the parameters of review have not yet been issued and the reviews will not take place until 2015 and 2016 or later. If this is not the conclusion reached as a result of the review, the potential exists for injection of steam into the Diatomite to be terminated. This would result in the loss of all Diatomite production. Similarly, if the review by the state and EPA takes longer than currently anticipated, the state or EPA could require a curtailment of steam injection until the issue is resolved. This would result in a temporary loss of revenue. Additional conditions could be imposed on injection by this process. Those conditions could also negatively impact the future development by causing time delays, imposing additional expenses or rendering the project uneconomic.

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

The trading price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of direct operating expenses and development expenses. Consequently, the market price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the Conveyed Interests to a third-party buyer. In addition, such market price may not necessarily reflect that the assets of the Trust are depleting assets, and that therefore a portion of each cash distribution paid with respect to the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may be less than the purchase price paid by the Trust unitholder.

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

•
PCEC may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders and the purchasers may lack PCEC’s experience or its credit worthiness. PCEC also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Conveyed Interests in connection with a sale of a portion of the Underlying Properties to which such Conveyed Interests relates. In such an event, the Trust is entitled to receive the fair market value (net of sales costs) of the Conveyed Interests released, which will be treated as an offset amount against costs and expenses. Please read “Properties—Abandonment and Sale of Underlying Properties’’ in Item 2 of this Annual Report.

The Trust is managed by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are managed by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for the Trust to hold annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust does not intend to hold annual meetings of Trust unitholders. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust Units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust Units held by PCEC, called by either the Trustee or the holders of not less than 10% of the outstanding Trust Units. As a result, it would be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of PCEC so long as it holds a significant percentage of total Trust Units.

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

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the release, discharge or emission of materials into the environment, the handling of hazardous substances or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and natural gas development and production operations, which may require PCEC, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Portions of PCEC’s areas of operation are located in areas that host several endangered plant and animal species. The known presence of these endangered species may limit future operations in certain areas of the properties and will result in increased costs of development as certain procedures must be used to protect such species and costs may be incurred to provide habitat areas or substitute replacement areas.

In addition, PCEC’s plan to increase production in the Diatomite formation beyond the currently permitted wells will require additional permits and approvals from various state, federal and local agencies, in addition to a new review under the CEQA, possibly including an environmental impact report. Such a process could take many months or longer, and there can be no assurance that such permits would be timely obtained or on terms and conditions consistent with PCEC’s proposed plan.

For all of PCEC’s operations, numerous governmental authorities such as the EPA, analogous state agencies such as the DOGGR and local agencies such as the County of Santa Barbara Planning and Development, Energy Division, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and natural gas wastes, could impair PCEC’s ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits and royalties attributable to the Conveyed Interests.

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

The production and development operations on the Underlying Properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, PCEC must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. PCEC may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, and the Trust’s income is reduced by its 80% share of such costs related to the production from the Developed Properties and a 25% share of such costs related to the production from the Remaining Properties. In addition, PCEC’s costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations. Such costs could have a material adverse effect on PCEC’s business, financial condition and results of operations and reduce the amount of cash received by the Trust in respect of the Conveyed Interests. For example, in California, there have been proposals at the legislative initiative and executive levels in the past for tax increases that have included a severance tax as high as 12.5% on all oil production in California. The County of Santa Barbara also recently considered imposing a severance tax. Although the proposals have not passed, the State of California could impose a severance tax on oil in the future. While PCEC cannot predict the impact of such a tax given the uncertainty of the proposals, the imposition of such a tax could have severe negative impacts on both its willingness and ability to incur capital expenditures to increase production, could severely reduce or completely eliminate PCEC’s profit margins and would result in lower oil production in PCEC’s properties due to the need to shut-in wells and facilities made uneconomic either immediately or at an earlier time than would have previously been the case. PCEC must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets.

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

Several jurisdictions in California, including Santa Barbara County, have recently proposed various forms of moratoria or bans on hydraulic fracturing and other hydrocarbon recovery techniques, including traditional waterflooding, acid treatments and cyclic steam injection. A local initiative in Santa Barbara County obtained sufficient signatures to be placed on the ballot in Santa Barbara County in November 2014. While the Santa Barbara initiative did not receive enough votes to pass, if it did, the proposed amendments would have either directly or indirectly prohibited utilization of waterflooding, cyclic steam injection, acid use for stimulation or maintenance, water injection, and a variety of other methods, on future well sites as well as potentially materially reducing or prohibiting utilization of such recovery techniques from currently producing wells, within Santa Barbara County. The proposed amendments would have also prohibited the use of hydraulic fracturing in Santa Barbara County.
Although PCEC has never used hydraulic fracturing in Santa Barbara County and has no plans to do so, PCEC and other companies involved in the oil and natural gas industry in Santa Barbara County and elsewhere are actively involved in campaigning to defeat the proposed initiative because PCEC believes enacting the proposed amendments would result in significant negative impacts on California jobs, taxes, royalty owners as well as our ability to pay cash distributions to trust unitholders.
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

Climate change laws and regulations restricting emissions of “greenhouse gases’’ could result in increased operating costs and reduced demand for the oil and natural gas that PCEC produces while the physical effects of climate change could disrupt their production and cause it to incur significant costs in preparing for or responding to those effects.

Certain scientific studies have found that emissions of carbon dioxide, methane and other GHGs are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA determined that GHGs present an endangerment to public health and the environment and has issued regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Recently, the EPA finalized modifications to its GHG reporting rules that would require covered entities to report emissions on an individual GHG basis. In addition, the EPA has proposed a rule that would expand the agency’s reporting requirements to cover GHG emissions from gathering and boosting systems, oil well completions and workovers. In addition, the Obama Administration has also announced that it intends to release a series of new regulations on the oil and gas industry in 2015, including federal standards limiting methane emissions. The oil and natural gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties.

In addition, the U.S. Congress has from time to time considered legislation to reduce GHG emissions, and many of the states have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time.

California has been one of the leading states in adopting GHG emission reduction requirements, and has implemented a cap and trade program. Because oil production operations emit GHGs, PCEC’s operations in California are subject to regulations issued under the program. California’s cap and trade program requires PCEC to report GHG emission and essentially sets maximum limits or caps on total GHG emissions from all industrial sectors that are or become subject to the program. These regulations increase PCEC’s costs for those operations and adversely affect its operating results. Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact PCEC and the Trust. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, PCEC cannot predict the financial impact of related developments on PCEC or the Trust.

While Congress is not expected to pass climate change legislation in the near future, any future federal or state laws that may be adopted to address GHG emissions could require PCEC to incur increased operating costs and could adversely affect demand for the oil and natural gas PCEC produces.

In April 2014, the EPA announced that it was seeking input on how to best obtain additional methane reductions from potentially significant sources of methane and VOCs in the upstream oil and natural gas sector. The EPA released five technical white papers covering emissions from specific oil and natural gas sources and outlining potential mitigation techniques. The EPA has indicated that it plans to use the white papers to determine whether new regulations are needed to obtain additional reductions in emissions from these sources. In June 2014, the EPA unveiled proposed regulations to limit GHG emissions from existing power plants. These EPA rules could affect the operations on the Underlying Properties or the ability of PCEC to obtain air permits for new or modified facilities. The adoption of any future regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the equipment or operations of PCEC could require PCEC to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations. Such requirements could also adversely affect demand for the oil and natural gas produced, all of which could reduce profits and royalties attributable to the Conveyed Interests and, as a result, the Trust’s cash available for distribution.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Such climatic events could have an adverse effect on PCEC’s assets and operations and, consequently, may reduce profits and royalties attributable to the Conveyed Interests and, as a result, the Trust’s cash available for distribution.

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

The ability to develop and operate the Underlying Properties depends on PCEC’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of PCEC. PCEC is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, neither the Trust unitholders nor the Trustee have access to financial information about PCEC.

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

In the event of the bankruptcy of PCEC, if a court held that the NPI were part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest.

PCEC and the Trust believe that the Net Profits Interest would be treated as an interest in real property under the laws of the State of California. While no California case has defined the nature of a “net profits interest,’’ the California Supreme Court has held that an overriding royalty interest in an oil and natural gas lease (such as the Royalty Interest) is an interest in real property. The California Supreme Court has also explained that the nature of the interest created depends upon the intention of the parties involved.

Given that the Net Profits Interest is defined in the Conveyance as an overriding royalty interest payable on the basis of net profits and the Conveyance states that it is the express intent of the parties that the Net Profits Interest constitutes, for all purposes, an interest in real property, it is likely that a California court would hold that the Net Profits Interest is an interest in real property. Nevertheless, the outcome is not certain because there is no dispositive California Supreme Court case directly concluding that a conveyance of a “net profits interest’’ constitutes the conveyance of a real property interest. As such, in a bankruptcy of PCEC, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of PCEC, in which case the Trust would be an unsecured creditor of PCEC at risk of losing the entire value of the Net Profits Interest to senior creditors.

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

The Trust is required to disclose changes made in its internal control over financial reporting on a quarterly basis and the Trustee is required to assess the effectiveness of the Trust’s controls annually. However, for as long as the Trust is an “emerging growth company’’ under the JOBS Act, its independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Trust could be an emerging growth company until December 31, 2017. Even if the Trustee concludes that the Trust’s internal controls over financial reporting are effective, the Trust’s independent registered public accounting firm may still decline to attest to the Trustee’s assessment or may issue a report that is qualified if it is not satisfied with the Trust’s controls or the level at which the Trust’s controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company’’ can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company’’ can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust elected to delay such adoption of new or revised accounting standards, and as a result, the Trust may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, the Trust’s financial statements may not be comparable to the financial statements of other public companies. The Trust may take advantage of these reporting exemptions until it is no longer an “emerging growth company.’’ Neither PCEC nor the Trust can predict if investors will find the Trust Units less attractive because the Trust relies on these exemptions. If some investors find the Trust Units less attractive as a result, there may be a less active trading market for the Trust Units and the Trust’s trading price may be more volatile.

Tax Risks Related to the Trust’s Trust Units

The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust’’ for federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

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

Both the Obama Administration’s budget proposal for fiscal year 2016 and other recently introduced legislation include proposals that would, among other things, eliminate or reduce certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to the repeal of the percentage depletion allowance for oil and natural gas properties. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, could reduce the cash available for distribution to the Trust unitholders or adversely affect the value of the Trust Units.

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

If a unitholder sells Trust Units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust Units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture. Potential investors should consult with their tax advisors prior to acquiring Trust Units. Please see “United States Federal Income Tax Considerations—Tax Consequences to U.S. Trust Unitholders—Disposition of Trust Units’’ in the Prospectus for additional information.

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

PCEC acquired its Orcutt properties in the Santa Maria Basin in 2004. PCEC operates 100% of the average daily production associated with these assets and has an average working interest and net revenue interest of approximately 98% and 95%, respectively, in its Orcutt properties. PCEC acquired its West Pico and Sawtelle properties in the Los Angeles Basin in 1993 and acquired its East Coyote properties in 1999 and 2000. PCEC operated approximately 95% of the average daily production associated with its West Pico properties in the Los Angeles Basin during 2013 and its interests in Sawtelle and East Coyote were operated by Breitburn Operating LP (“BOLP”), a subsidiary of Breitburn Energy Partners LP

As of December 31, 2014, the Underlying Properties had proved reserves of 29.4 MMBoe. As of December 31, 2014, approximately 67% of the volumes of the proved reserves associated with the Underlying Properties and 82% of the volumes of the proved reserves associated with the Trust were attributed to proved developed reserves. Proved developed reserves are the most valuable and lowest risk category of reserves because their production requires no significant future development expenses. In addition, 100% of the Underlying Properties are held by production or owned in fee. For the year ended December 31, 2014, the average net sales (after royalties and other interests) were approximately 3,493 Boe/d from the Underlying Properties and 855 Boe/d from the Remaining Properties. In 2014, approximately 97% of production from the Underlying Properties consisted of oil and 100% of the production from the Remaining Properties consisted of oil.

PCEC’s interests in the Underlying Properties require PCEC to bear its proportionate share of the costs of development and operation of such properties. The Underlying Properties are burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum and geological engineers, estimated crude oil, NGL and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2014. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third-party reserve reports is Mark L. Pease, the Chief Operating Officer of PCEC’s General Partner. Mr. Pease received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1979. Prior to joining PCEC’s General Partner, Mr. Pease was Senior Vice President, E&P Technology & Services for Anadarko Petroleum Corporation. Mr. Pease has over 32 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Pease consults with NSAI during the reserve estimation process to review properties, assumptions and relevant data.

See Appendix A to this Annual Report for the estimates of proved reserves provided by NSAI. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. C. Ashley Smith and Mr. Mike K. Norton.  Mr. Smith, a Licensed Professional Engineer in the State of Texas (No. 100560), has been practicing consulting petroleum engineering at NSAI since 2006 and has over 5 years of prior industry experience.  He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Norton, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441), has been practicing consulting petroleum geoscience at NSAI since 1989 and has over 10 years of prior industry experience.  He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in Supplemental Note A to the financial statements of the Trust included in this Annual Report. PCEC has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and discounted future net cash flows attributable to the Trust and Underlying Properties as of December 31, 2014:

	Trust Net Profits Interests				Underlying Properties
	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows (in thousands)	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows (in thousands)

Developed Properties	6,833.7	675.9	6,946.3	310,713.4	15,995.1	1,494.1	16,244.2	392,865.4

Remaining Properties
Developed	612.0	—	612.0	31,747.5	3,529.0	—	3,529.0	132,392.2
Undeveloped	1,683.7	—	1,683.7	67,018.9	9,655.1	—	9,655.1	244,160.4
Total Remaining Properties	2,295.6	—	2,295.7	98,766.5	13,184.2	—	13,184.1	376,552.6

Total Proved	9,129.3	675.9	9,242.0	409,479.9	29,179.3	1,494.1	29,428.3	769,418.1

(a) Estimated proved reserves of oil include condensate and natural gas liquids.

Proved undeveloped reserves increased by 104 MBoe to 1,684 MBoe at the end of 2014 compared to 1,580 MBoe at the end of 2013. There were no conversions of proved undeveloped reserves to developed reserves during the year ended December 31, 2014. As of December 31, 2014, there were no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and it is expected that all estimated proved undeveloped reserves will be developed within five years of the recognition of those reserves.

The Financial Accounting Standards Board requires supplemental disclosures for oil and natural gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and natural gas reserves.

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the period from January 1, 2013 to December 31, 2014 are as follows:

	For the Year Ended		May 8 through
	December 31,		December 31,
Thousands of dollars	2014	2013	2012
Beginning balance	$501,822	$538,543	$—
Conveyance of Net Profits Interests from PCEC	—	—	441,166
Net change in sales and transfer prices, net of production expense	(82,260)	21,483	(19,069)
Accretion of discount	50,182	53,854	29,411
Revisions of previous estimates and other	(6,177)	(46,576)	125,990
Income from conveyed interests	(54,087)	(65,481)	(38,955)
Standardized measure	$409,480	$501,822	$538,543

The average adjusted production prices weighted by production over the remaining lives of the properties are $89.98 per barrel of oil and $5.07 per MCF of gas for net proved reserves attributable to the Trust. The average adjusted production prices weighted by production over the remaining lives of the properties are $84.54 per barrel of oil and $4.74 per MCF of gas for net proved reserves attributable to the Underlying Properties.”

Production and Price History

The production and price history for the Developed and Remaining Properties for the year ended December 31, 2014 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2013 and January through October 2014. The production and price history for the Developed and Remaining Properties during 2013 was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January through October 2013. The production and price history for the Developed and Remaining Properties during 2012 was primarily associated with net profits for oil and natural gas production during the months of April through October 2012.

The following table summarizes our production and sales prices of oil and natural gas for both the years ended December 31, 2014 and December 31, 2013 and for the period May 8 through December 31, 2012:

	For the Year Ended		May 8 through
	December 31,		December 31,
	2014	2013	2012
Developed Properties:
Underlying sales volumes (Boe) (a)	1,275,072	1,301,095	759,450
Average daily production (Boe/d)	3,493	3,565	3,549
Average price (per Boe)	$92.00	$98.59	$99.23
Production cost (per Boe)	$35.31	$32.09	$34.15

Remaining Properties:
Underlying sales volumes (Boe) (b)	311,983	297,195	35,772
Average daily production (Boe/d)	855	814	167
Average price (per Boe)	$91.38	$97.72	$96.95
Production cost (per Boe)	$24.06	$19.12	$24.40

(a) Oil sales represented 97% of total sales volumes from the Developed Properties for both the years ended December 31, 2014, and 2013, and for the period May 8 through December 31, 2012, respectively.

(b) Oil sales represented 100% of total sales volumes from the Remaining Properties for both the years ended December 31, 2014 and 2013, and for the period May 8 through December 31, 2012, respectively.

Producing Acreage and Well Counts

All of the acreage composing the Underlying Properties is held by production. Although many of PCEC’s wells produce both oil and associated natural gas, because the majority of production is oil-based, all of PCEC’s wells are classified as oil wells. The Underlying Properties are interests in properties located in the Santa Maria Basin and Los Angeles Basin. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2014:

	Total Acreage
	Gross	Net
Santa Maria Basin	4,130	3,342
Los Angeles Basin	2,107	1,082
Total	6,237	4,424

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2014:

	Oil		Natural Gas
	Gross Wells (1)	Net Wells	Gross Wells (1)	Net Wells
Santa Maria Basin	231	228	—	—
Los Angeles Basin	106	65	1	1
Total	337	293	1	1

(1) Total wells include 272 wells operated by PCEC, 65 wells operated by BOLP and three wells operated by Freeport McMoRan Oil & Gas, Inc. “FMI”.

The following is a summary of the number of development wells drilled on the Underlying Properties during 2014, 2013, and 2012:

	For the Year Ended December 31,
	2014		2013		2012
	Gross (1)	Net	Gross (1)	Net	Gross (1)	Net
Development Wells:
Productive	1	1	1	1	37	37
Dry holes	—	—	—	—	—	—
Total	1	1	1	1	37	37

(1) There were no wells in progress at either December 31, 2014, or December 31, 2013 and one well in progress at December 31, 2012.

Santa Maria Basin

The Santa Maria Basin consists primarily of oil reserves and prospects in multiple geologic horizons and is one of California’s largest producing oil regions. Conventional production from PCEC’s Orcutt properties is derived from the Monterey, Point Sal and SX Sand formations, which are characterized by long-lived reserves. In addition, the diatomite and Careaga formations, located at depths less than 900 feet below the surface, provide access to unconventional oil reserves. The portion of the Underlying Properties located in the Orcutt oilfield consists of 4,130 gross (3,342 net) acres.

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

Orcutt Conventional

The Orcutt oilfield was discovered in 1901. Initial production from the Orcutt oilfield came from the Monterey and Point Sal formations, which are located at depths between 2,000 and 4,000 feet below the surface. The Monterey formation in the Orcutt oilfield is a fractured dolomitic shale that is highly productive. The Point Sal formation is a shallow marine deposited turbidite sandstone that is also highly productive. Oil recovery from these formations is enhanced by waterflood injection. Beginning in 2005, the SX formation underlying PCEC’s Orcutt properties was developed. The SX formation is a silty sandstone at a depth of 1,300 feet below the surface. A waterflood was initiated for the SX formation in 2009 to maintain reservoir pressure. The producing wells are all artificially lifted with either conventional rod pump, progressive cavity pumps or electric submersible pumps. There are currently 135 Monterey, Point Sal and SX formation producing wells, and 62 waterflood injection wells on PCEC’s conventional Orcutt properties. PCEC has operated its Orcutt properties for over nine years. PCEC operates 100% of these assets and has an average working interest of approximately 96%.

Orcutt Diatomite

The diatomite is a massive silica-rich rock composed of the shells of single-cell organisms that were abundant during certain geologic periods. The diatomite formation matrix has very high porosity (up to 70%) but very low permeability, meaning fluids will not easily flow through the rock. As a result of the low permeability, the commercially productive, oil rich areas are unable to flow oil to a well bore without the enhanced recovery techniques (EOR) of cyclic steam injection. In the 1990s, companies in California began to develop the heavy oil bearing diatomite formation utilizing cyclic steam injection. The recovery process in the diatomite consists of injecting steam into each well, letting the steam soak for one to two days, and then producing the well by flowing the hot oil and water to surface. The process is sometimes enhanced by pumping the oil and water for an additional one to four weeks, until the well is ready to be steamed again.

The diatomite formation in the Orcutt oilfield lies approximately 500 to 1,100 feet below the surface. PCEC began cyclic steam development in 2005 and was producing from about 70 active diatomite wells using the process described above as of December 31, 2014. Current production is about 1,200 Boe per day. PCEC began a project expansion (Module 2) in 2011 to increase the total diatomite project to 96 wells. Since 2011, Module 2 has been successful in key parameters including project cost, execution timing, and well performance.  Initial production from these wells averaged 25 Boe/d per well with an overall steam to oil ratio of 2.5 barrels of steam injected to produce one barrel of oil.

PCEC has targeted the diatomite formation at depths greater than 400 feet below the surface for development, the area of which covers 750 acres within PCEC’s Orcutt properties. PCEC has developed approximately 50 acres to date, and produced over 1,840 MBoe from the diatomite oilfield.

Careaga formation

Overlying the diatomite formation in the Orcutt oilfield is the Careaga sandstone reservoir. The Careaga outcrops at the surface in some locations and extends to depths of 90 to 160 feet below the surface. This reservoir contains very heavy oil in the range of 9-10 degree API. PCEC collects the Careaga oil that flows to the surface in containers utilizing French drains. PCEC produces approximately 80 Bbls/d of the Careaga oil that is pumped from the cisterns and sold with the rest of its oil production.

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

The following table sets forth the recovery method and certain additional information about the oil fields in the Los Angeles Basin included in the Underlying Properties:

Field	Operator	Recovery Method	Working Interest	Net Revenue Interest
West Pico (1)	PCEC	Waterflood	95.4%	78.5%
Sawtelle	BBEP	Waterflood	37.6%	29% - 30.5%
East Coyote	BBEP	Waterflood	37.6%	35.2%

(1) Located in the East Beverly Hills field and includes the West Pico Unit and three Stocker JV wells (a joint venture between PCEC and FMI).

West Pico

The West Pico Unit was developed from an urban drilling and production site which came on production in 1966. In 2000, PCEC undertook a modernization of its facility and installed a permanently enclosed, electric, soundproof drilling and workover rig that allows for uninterrupted drilling and workover operations despite its close proximity to residential neighborhoods. Production from the West Pico Unit comes from sandstone reservoirs ranging in depths between 4,000 and 7,000 feet below the surface. Oil recovery is enhanced by waterflood injection. The producing wells in the West Pico Unit are all artificially lifted with hydraulic rod pumps and electric submersible pumps. There are currently 39 producing wells and 6 waterflood injection wells in the West Pico Unit. Twelve new wells have been drilled from this location since 2003. PCEC has the potential to drill up to 10 additional wells in the West Pico Unit.

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

East Coyote

The East Coyote oilfield was discovered in 1909. Production at PCEC’s East Coyote property comes from three sandstone formations ranging in depth from 2,000 to 6,000 feet below the surface. The producing wells are all artificially lifted with rod pumps and electric submersible pumps. There are currently 54 producing wells, and 20 waterflood injection wells in PCEC’s East Coyote property. PCEC’s non-operated interest in the East Coyote field is operated by BOLP.

Abandonment and Sale of Underlying Properties

PCEC or any transferee has the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. Upon termination of the lease, the portion of the Conveyed Interests relating to the abandoned property will be extinguished.

PCEC generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Conveyed Interests, without the consent of the Trust unitholders. In connection with any such sale, PCEC will have no further obligations, requirements or responsibilities with respect to any such transferred interests, provided that PCEC delivers to the Trustee an agreement of the transferee of such transferred interests, reasonably satisfactory to the Trustee, in which such transferee assumes the responsibility to perform the Administrative Services that PCEC is required to provide to the Trust pursuant to the operating and services agreement relating to the interests being transferred. In addition, PCEC may, without the consent of the Trust unitholders, require the Trust to release the Conveyed Interests associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior twelve months and provided that the Conveyed Interests covered by such releases cannot exceed, during any twelve-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by PCEC to a non-affiliate of the relevant Underlying Properties, are conditioned upon the Trust receiving an amount equal to the fair market value (net of sales costs) to the Trust of such Conveyed Interests and will be treated as an offset amount against costs and expenses. PCEC has not identified for sale any of the Underlying Properties.

Title to Properties

The properties composing the Underlying Properties are or may be subject to one or more of the burdens and obligations described below. To the extent that these burdens and obligations affect PCEC’s rights to production or the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the Underlying Properties.

PCEC’s interests in the oil and natural gas properties composing the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

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

PCEC has informed the Trustee that PCEC believes that the burdens and obligations affecting the properties composing the Underlying Properties are conventional in the industry for similar properties. PCEC has also informed the Trustee that PCEC believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the Conveyed Interests or their value.

In order to give third parties notice of the Conveyed Interests, PCEC has recorded the conveyance of the Conveyed Interests in California in the real property records in each county in which the Underlying Properties are located, or in such other public records as required under California law to place third parties on notice of the conveyance.

PCEC believes that its title to the Underlying Properties is, and the Trust’s title to the Conveyed Interests are, good and defensible in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Under the terms of the Conveyance creating the Conveyed Interests, PCEC has provided a special warranty of title with respect to the Conveyed Interests, subject to the burdens and obligations described in this section. Please read “Risk Factors—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties” in Item 1A of this Annual Report.

Item 3. Legal Proceedings.

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

On October 16, 2014, Ralph Berliner, individually and on behalf of all others similarly situated, filed a second putative class action complaint in the Superior Court of California, County of Los Angeles, against the Trust, PCEC, PCEC (GP) LLC, Pacific Coast Energy Holdings LLC, certain executive officers of PCEC (GP) LLC and others. The Berliner complaint asserts the same claims and makes the same allegations, against the same defendants, as are made in the Welch complaint. In November 2014, the Welch and Berliner actions were consolidated into a single action.
The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. Nevertheless, the Trust may incur expenses in connection with the litigation. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any actual liabilities of the Trust may ultimately be materially different than any such estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the consolidated action described above, and has not established any reserves relating to the litigation. The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary at any time.
Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units commenced trading on the New York Stock Exchange on May 3, 2012 under the symbol “ROYT.” Prior to May 3, 2012, there was no established public trading market for the Trust Units. The high and low sales prices per unit for each quarter of 2014 and 2013 were as follows:

	Price Range		Distributions
	High	Low	Paid
2014
First Quarter (January 1 through March 31)	$14.22	$12.81	$0.38803
Second Quarter (April 1 through June 30)	$13.48	$12.77	$0.36538
Third Quarter (July 1 through September 30)	$12.92	$9.90	$0.39523
Fourth Quarter (October 1 through December 31)	$10.52	$5.04	$0.25318

2013
First Quarter (January 1 through March 31)	$18.97	$17.34	$0.44460
Second Quarter (April 1 through June 30)	$18.75	$17.61	$0.43525
Third Quarter (July 1 through September 30)	$18.36	$15.86	$0.48173
Fourth Quarter (October 1 through December 31)	$16.09	$12.52	$0.43601

At December 31, 2014, there were 38,583,158 Trust Units outstanding. On March 11, 2015 the closing sales price of the Trust Units as reported by the NYSE was $4.62 per unit, and there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders, based on information provided by PCEC. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following tables illustrate information regarding the Trust’s distributions paid during the years ended December 31, 2014 and 2013:

Year Ended December 31, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248
June 23, 2014	July 3, 2014	July 15, 2014	$0.14872
July 24, 2014	August 6, 2014	August 14, 2014	$0.13234
August 25, 2014	September 4, 2014	September 15, 2014	$0.11417
September 23, 2014	October 6, 2014	October 14, 2014	$0.09219
October 23, 2014	November 5, 2014	November 14, 2014	$0.08808
November 24, 2014	December 4, 2014	December 12, 2014	$0.07291

Year Ended December 31, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	April 5, 2013	April 15, 2013	$0.13655
April 22, 2013	May 2, 2013	May 14, 2013	$0.14600
May 24, 2013	June 3, 2013	June 14, 2013	$0.15270
June 25, 2013	July 5, 2013	July 15, 2013	$0.15721
July 26, 2013	August 5, 2013	August 14, 2013	$0.15462
August 27, 2013	September 6, 2013	September 16, 2013	$0.16990
September 24, 2013	October 4, 2013	October 14, 2013	$0.15761
October 24, 2013	November 7, 2013	November 14, 2013	$0.14756
November 25, 2013	December 5, 2013	December 13, 2013	$0.13084

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Sales of Unregistered Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this Annual Report.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2014.

Item 6. Selected Financial Data.

The Trust was formed in January 2012. The Conveyance, however, did not occur until May 8, 2012. As a result, the Trust did not recognize any income or make any distributions during the first quarter of 2012.

The following table sets forth selected data for the Trust for the years ended December 31, 2014 and 2013 and the period May 8 through December 31, 2012:

	For the Year Ended		May 8 through
	December 31,		December 31,
Thousands of dollars, except per unit amounts	2014	2013	2012
Income from conveyed interests	$54,967	$70,082	$41,319
Distributable income	$54,087	$69,356	$40,828
Distributable income per unit	$1.40182	$1.79759	$1.05817

Trust corpus (38,583,158 units)	$236,133	$250,872	$271,209

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to the Trust Agreement. The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A. (the “Trustee”). The Trust’s purpose is to hold the Conveyed Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, subject (through March 31, 2014) to the effects of the commodity derivative contracts described below under “Commodity Derivative Contracts,” and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not have any employees and does conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. Wilmington Trust, National Association, as the Delaware Trustee (the “Delaware Trustee”), has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

Concurrently with the Trust’s initial public offering, on May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust net profits interests (the “Net Profits Interests”) and an overriding royalty interest (collectively with the Net Profits Interests, the “Conveyed Interests”) in certain oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests represent undivided interests in the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the proved developed reserves as of December 31, 2011 on the Underlying Properties (the “Developed Properties”) and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or a 7.5% royalty interest (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production costs) from the sale of oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties (the “Royalty Interest Proceeds”).

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust would be entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties, an event we refer to as a “NPI Payout”. Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2018. In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of its Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) on or before the 10th business day after the record date. Actual cash distributions to the Trust unitholders fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust are generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution represents, in effect, a return of a unitholder’s original investment. Oil and natural gas production attributable to the Underlying Properties have declined and will continue to decline over time.

The Trust is exposed to fluctuations in energy prices in the normal course of business due to Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.

In 2014, the oil, NGL and natural gas prices exhibited significant volatility. Domestic oil prices rose steadily into the summer, followed by a decline towards the end of the year. In 2014, the ICE Brent oil prices spot price averaged approximately $99.00 per Bbl, compared with approximately $108.51 per Bbl a year earlier. During 2014, the ICE Brent oil spot price ranged from a low of $55.27 per Bbl to a high of $115.19 per Bbl, with the monthly average ranging from a low of $62.34 per Bbl in December to a high of $111.80 per Bbl in June. In 2013, prices ranged from a monthly average low of $102.25 per Bbl in April to a monthly average high of $116.02 per Bbl in February. In 2015 to date, the ICE Brent spot price has averaged $53.98 per Bbl. Lower crude oil prices may not only decrease our distributable income, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S. In 2014, the Henry Hub price averaged approximately $4.37 per MMBtu, compared with approximately $3.73 per MMBtu a year earlier. During 2014, the natural gas spot price at Henry Hub ranged from a low of $2.74 per MMBtu to a high of $8.15 per MMBtu, with the monthly average ranging from a low of $3.48 per MMBtu in December to a high of $6.00 per MMBtu in February. In 2013, prices ranged from a monthly average low of $3.33 per MMBtu in January and February to a monthly average high of $4.23 per MMBtu in December. In 2015 to date, the natural gas spot price at Henry Hub has averaged approximately $2.94 per MMBtu.

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties attributable to the Trust is produced from wells that, because they have already been drilled, generally require limited additional capital expenditures. Production from the Remaining Properties attributable to the Trust requires capital expenditures for the drilling of wells and installation of infrastructure. PCEC is providing required capital on behalf of the Trust during this period; however, because the costs initially incurred exceed gross proceeds, the Remaining Properties have negative net profits during the drilling and development period. During this period of negative net profits, instead of being paid net profits, the Trust is being paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, including the aggregate amount of the 7.5% overriding royalty, the Net Profits Interest on the Remaining Properties will be paid out in place of the royalty interests, as described below. The royalty interest conveyed to the Trust is referred to herein as the “Royalty Interest”. These interests (collectively the “Conveyed Interests”) entitle the Trust to receive the following:

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

The Trust calculates the net profits and royalties for the Developed Properties and the Remaining Properties separately. Any excess costs for either the Developed Properties or the Remaining Properties does not reduce net profits calculated for the other. The amount of Royalty Interest Proceeds paid is deducted in the calculation of the Net Profits Interest for the Remaining Properties, and PCEC will be repaid the aggregate amount of the Royalty Interest Proceeds prior to payment of the 25% Net Profits Interests to unitholders. If at any time cumulative costs for the Developed Properties or the Remaining Properties exceed cumulative gross proceeds associated with such properties, neither the Trust nor the Trust unitholders will be liable for the excess costs, but the Trust would not receive any net profits from the Developed Properties or the Remaining Properties, as the case may be, until future cumulative net profits for such properties exceed the cumulative total excess costs for such properties.

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

Commodity Derivative Contracts

The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce. As part of the conveyance agreement, PCEC conveyed to the Trust the effect of 2,000 Bbls/day of ICE Brent crude oil swaps at $115.00 per barrel for the twenty-four months ended March 31, 2014, which were entered into by PCEC to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow.  The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties reduced the amount of net profits paid to the Trust.

For the year ended December 31, 2014, the Trust received net settlements from the commodity derivative contracts related to the Underlying Properties of approximately $2.0 million, which was approximately 3.6% of the total amount of cash the Trust received from PCEC in 2014. As the commodity derivative contracts expired on March 31, 2014, the Trust no longer has the benefit of the commodity derivative contracts. The Trust’s future cash receipts should therefore be expected to be more volatile, and may well be lower, than they would have been if the commodity derivative contracts had been of longer duration.

Results of Operations

For the years ended December 31, 2014 and December 31, 2013, and for the period from May 8, 2012 to December 31, 2012, income from Net Profits Interests received by the Trust amounted to $55.0 million, $70.1 million, and $41.3 million, respectively. The Net Profits Interests received by the Trust for the year ended December 31, 2014 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2013 and January through October 2014. The net profits income received by the Trust during 2013 was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January through October 2013. The net profits income received by the Trust during 2012 was primarily associated with net profits for oil and natural gas production during the months of April through October 2012.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2014 and 2013, and the period May 8 through December 31, 2012:

	For the Year Ended		May 8 through
	December 31,		December 31,
	2014	2013	2012
Developed Properties:
Underlying sales volumes (Boe) (a)	1,275,072	1,301,095	759,450
Average daily production (Boe/d)	3,493	3,565	3,549
Average price (per Boe)	$92.00	$98.59	$99.23
Production cost (per Boe)	$35.31	$32.09	$34.15

Remaining Properties:
Underlying sales volumes (Boe) (b)	311,983	297,195	35,772
Average daily production (Boe/d)	855	814	167
Average price (per Boe)	$91.38	$97.72	$96.95
Production cost (per Boe)	$24.06	$19.12	$24.40

(a) Oil sales represented 97% of total sales volumes from the Developed Properties for the years ended December 31, 2014 and December 31, 2013, and for the period May 8 through December 31, 2012.
(b) Oil sales represented 100% of total sales volumes from the Remaining Properties.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the years ended December 31, 2014 and 2013, and the period May 8 through December 31, 2012 were determined as shown in the following table:

	For the Year Ended		May 8 through
	December 31,		December 31,
Thousands of dollars	2014	2013	2012

Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$116,054	$127,230	$74,960
Natural gas sales	1,248	1,048	403
Total	117,302	128,278	75,363
Costs:
Direct operating expenses:
Lease operating expenses	41,068	38,099	23,474
Production and other taxes	3,954	3,655	2,464
Development expenses	7,286	6,064	327
Total	52,308	47,818	26,265
Total income	64,994	80,460	49,098
Net Profits Interest	80%	80%	80%
Income from Net Profits Interest	$51,995	$64,368	$39,279
Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$28,508	$29,043	$3,468
Total	28,508	29,043	3,468
7.5% Overriding Royalty Interest	2,017	2,125	260
Costs:
Direct operating expenses:
Lease operating expenses	6,489	4,975	873
Production and other taxes	1,017	708	—
Development expenses	13,349	14,706	23,226
Total	20,855	20,389	24,099
Total income (excess cost)	5,636	6,529	(20,891)
Net Profits Interest	25%	25%	25%
25% Net Profits Interest Income (Deficit) (1)	$1,409	$1,632	$(5,223)
Total Trust Cash Flow
80% Net Profit Interest	$51,995	$64,368	$39,279
7.5% Overriding Royalty Interest	2,017	2,125	260
Settlement of commodity derivative contracts	1,985	4,601	2,364
PCEC operating and service fee	(1,030)	(1,012)	(583)
Total	$54,967	$70,082	$41,320
Trust general and administrative expenses and cash withheld for expenses	(880)	(726)	(492)
Distributable income	$54,087	$69,356	$40,828

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(3,591)	$(5,223)	$—
Current period	1,409	1,632	(5,223)
Ending balance	$(2,182)	$(3,591)	$(5,223)

Comparison of Net Profits and Royalty Income Received for the Years Ended December 31, 2014, 2013, and 2012

Developed Properties - Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was $65.0 million for the year ended December 31, 2014 compared to $80.5 million for the year ended December 31, 2013. Sales volume decreased 26 MBoe, or 2.0%, and average realized prices decreased $6.59, or 6.7%, both contributing to a decrease in 2014 distributable income compared to 2013. Total capital expenditures included in the net profits calculation during 2014 were $7.3 million compared to $6.1 million during 2013. The increase is primarily attributable to the facility upgrades and additional well work in the Orcutt Diatomite and West Pico properties. Total lease operating expenses included in the net profits calculation during 2014 and 2013 were $41.1 million and $38.1 million, respectively. The increase in total lease operating expenses is primarily attributable to higher operating expenses at Orcutt Field and Orcutt Diatomite, and higher workover expenditures at West Pico. Production and other taxes were $4.0 million for 2014 compared to $3.7 million for 2013. Income from Net Profits Interest was $52.0 million for the year ended December 31, 2014 compared to $64.4 million for the year ended December 31, 2013.

Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, increased $31.4 million for the year ended December 31, 2013 primarily due to the different period of operations, resulting in higher production compared to the period May 8 through December 31, 2012. Sales volume increased 542 MBoe, or 71%, partially offset by lower average realized prices which decreased $0.64, or 1%. Total capital expenditures included in the net profits calculation during 2013 were $6.1 million compared to $0.3 million during 2012. The increase is primarily attributable to the different periods of operations, facility upgrades at Orcutt Field and Diatomite properties, and additional well work in both the Orcutt Field and Diatomite properties, West Pico and Sawtelle properties. Total lease operating expenses included in the net profits calculation during 2013 were $14.6 million higher than 2012. The increase in total lease operating expenses is primarily attributable to the different periods of operations and higher operating expenses at Orcutt Field and Orcutt Diatomite. Production and other taxes during 2013 were $1.2 million higher than 2012 primarily due to the different period of operations. Income from Net Profits Interest for the period May 8 through December 31, 2012 was approximately $39.3 million.

Remaining Properties - Excess of revenues over direct operating expenses and development expenses from the Remaining Properties, before the settlements related to commodity derivative contracts, was $5.6 million for the year ended December 31, 2014 compared to $6.5 million for the year ended December 31, 2013. Average realized prices decreased $6.34, or 6.5%, partially offset by higher sales volume which increased 14.8 MBoe, or 5%, both contributing to a decrease in 2014 in distributable income compared to 2013. Capital expenditures were $13.3 million for the year ended December 31, 2014 compared to $14.7 million for the year ended December 31, 2013. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $2.0 million for 2014 and $2.1 million for 2013 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $2.2 million as of December 31, 2014 compared to $3.6 million for the year ended December 31, 2013.

Excess of revenues over direct operating expenses and development expenses from the Remaining Properties, before the settlements related to commodity derivative contracts, increased for the year ended December 31, 2013 primarily due to the different periods of operations, resulting in higher production in addition to lower capital expenditures. Sales volume increased 261 MBoe, partially offset by lower average realized prices which decreased $0.77, or 1%. Total capital expenditures included in the net profits calculation were approximately $23.2 million for the period May 8 through December 31, 2012 reflecting a decrease of $8.5 million compared to the year ended December 31, 2013. The decrease in capital expenditures is primarily due to lower expenditures on the Remaining Properties located on PCEC’s Orcutt Properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $1.9 million higher Overriding Royalty for the year ended December 31, 2013 compared to the period from May 8 through December 31, 2012 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, for the period May 8 through December 31, 2012 was $5.2 million.

Commodity Derivatives - Net settlement receipts related to the commodity derivative contracts were $2.0 million for the year ended December 31, 2014 compared to $4.6 million for the year ended December 31, 2013. Net settlement receipts related to the commodity derivative contracts were $2.4 million for the period May 8 through December 31, 2012.

PCEC Operating & Services Fees - PCEC charged the Trust $1.0 million for the operating and services fee for each of the years ending December 31, 2014 and 2013, and $0.6 million for the period May 8 through December 31, 2012.

Distributable Income - The total cash received by the Trust from PCEC for the year ended December 31, 2014 was $55.0 million compared to $70.1 million for the year ended December 31, 2013. The Trustee paid general and administrative expenses of $0.9 million for the year ended December 31, 2014 compared to $0.7 million for the year ended December 31, 2013. Expenses paid for the years ended December 31, 2014 and December 31, 2013 consisted primarily of Trustee fees, accounting, tax and legal fees and New York Stock Exchange listing fees. Distributable income was $54.1 million and $69.4 million, respectively, for 2014 and 2013.

The total cash received by the Trust from PCEC for the period May 8 through December 31, 2012 was $41.3 million. The Trustee paid general and administrative expenses of $0.5 million for the period May 8 through December 31, 2012. Expenses paid for the period consisted primarily of Trustee fees, accounting, tax and legal fees and New York Stock Exchange listing fees. Distributable income was $40.8 million for the period May 8 through December 31, 2012.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2014, the Trust had cash on hand of $25,121 for future Trust expenses.

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

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.

The Trustee has no current plans to authorize the Trust to borrow money. During 2014, there were no borrowings and no draws on the letter of credit.

Distributions Paid and Declared After Year End

On January 15, 2015, the distribution of $0.05256 per Trust Unit, which was declared on December 23, 2014, was paid to Trust unitholders owning Trust Units as of January 6, 2015.

Subsequent to December 31, 2014, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements and does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2014 is provided in the following table:

	Payments Due by Year
Thousands of dollars	2015	2016	2017	2018	2019	Thereafter	Total
PCEC Operating and Services fee	$1,036	$1,036	$1,036	$1,036	$1,036	(a)	(a)
Trustee Administrative fee	200	200	200	200	200	(b)	(b)
Delaware Trustee fee	2	2	2	2	2	(b)	(b)
Total	$1,238	$1,238	$1,238	$1,238	$1,238

(a) Under the terms of the Operating and Services Fee Agreement, the Trust pays a monthly operational and services fee to PCEC. The fee is adjusted each April 1 based on changes to the Consumer Price Index.

(b) Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. Because the terms of the Net Profits Interests and the Trust are not limited, the aggregate amounts of future payments cannot be calculated.

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

While these statements differ from financial statements prepared in accordance with US GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than US GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

In 2014, Phillips 66 accounted for 93% of PCEC’s net sales. Phillips 66’s purchase of production from the Orcutt properties is pursuant to a long-term sales contract between Phillips 66 and PCEC, and its purchase of production from West Pico properties is pursuant to a 60 day evergreen contract.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pacific Coast Oil Trust and to The
Bank of New York Mellon Trust Company N.A., Trustee

We have audited the accompanying statements of assets and trust corpus of Pacific Coast Oil Trust as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2014 and the period from May 8, 2012 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of the Trust at December 31, 2014 and December 31, 2013, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2014 and the period from May 8, 2012 (date of inception) through December 31, 2012, on the basis of accounting described in Note 2.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 2015

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

	December 31,
Thousands of dollars	2014	2013
ASSETS
Cash and cash equivalents	$25	$39
Investment in conveyed interests, net of amortization (Note 2)	236,108	250,833
Total assets	$236,133	$250,872
TRUST CORPUS
Trust corpus (38,583,158 Trust Units issued and outstanding)	$236,133	$250,872
Total Trust corpus	$236,133	$250,872

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

	For the Year Ended		May 8 through
	December 31,		December 31,
Thousands of dollars, except per unit amounts	2014	2013	2012
Income from conveyed interests	$54,967	$70,082	$41,319
General and administrative expenses	(894)	(704)	(474)
Cash reserves withheld (used) for future Trust expenses	14	(22)	(17)
Distributable income	$54,087	$69,356	$40,828

Distributable income per unit (38,583,158 units)	$1.40182	$1.79759	$1.05817

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

	For the Year Ended		May 8 through
	December 31,		December 31,
Thousands of dollars	2014	2013	2012
Trust corpus, beginning of period	$250,872	$271,209	$1
Investment in conveyed interests	—	—	284,493
Cash reserves (used) withheld for future Trust expenses	(14)	22	17
Distributable income	54,087	69,356	40,828
Distributions to unitholders	(54,087)	(69,356)	(40,828)
Amortization of conveyed interests	(14,725)	(20,359)	(13,302)
Trust corpus, end of period	$236,133	$250,872	$271,209

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION OF THE TRUST

Formation of the Trust

Pacific Coast Oil Trust (the “Trust”) is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among Pacific Coast Energy Company LP (“PCEC”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial contribution to the Trust was $10. The Trust Agreement was amended and restated by PCEC, the Trustee and the Delaware Trustee on inception date (May 8, 2012). References in this Annual Report to the “Trust Agreement” are to the Amended and Restated Trust Agreement.

The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California (the “Conveyed Interests”) for the benefit of the Trust unitholders pursuant to an agreement among PCEC, the Trustee and the Delaware Trustee. The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrently with the initial public offering of the Trust’s units of beneficial interest (“Trust Units”) in May 2012.

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 (the “Developed Properties”) and either a 25% net profits interest (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production cost) from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or a 7.5% royalty interest from the sale of oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties (the “Royalty Interest Proceeds”).

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (an “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2018. In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering (“IPO”). The proceeds (net of underwriting discounts of approximately $23 million) received by PCEC (before expenses) from the sale of 18,500,000 Trust Units were approximately $346.9 million. The Trust received no proceeds from the sale of the Trust Units. The IPO is described in the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) on May 4, 2012

(the “Prospectus”). Upon completion of the IPO, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

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

On June 9, 2014, PCEC distributed 3,866,497 Trust Units, or the remaining 10% of the issued and outstanding Trust Units it owned, to PCEC’s management and owners. Certain holders of the Trust Units affiliated with PCEC sold an aggregate of 2,654,436 Trust Units pursuant to an underwritten secondary public offering at a price of $13.00 per Trust Unit ($12.70 per Trust Unit, net of underwriting discounts and commissions). None of the Trust, PCEC or PCEC’s management sold any Trust Units in the secondary offering or received any proceeds from the offering. The Trust Units were sold pursuant to a prospectus supplement and an accompanying prospectus as part of an effective shelf registration statement filed by the Trust with the Securities and Exchange Commission (the “SEC”).

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus. During the years ended December 31, 2014 and 2013, amortization expense was $14.7 million and $20.4 million, respectively. Such amortization does not affect cash earnings of the Trust. Accumulated amortization as of December 31, 2014 and 2013 was $48.4 million and $33.7 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of December 31, 2014 or December 31, 2013.

While these statements differ from financial statements prepared in accordance with US GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than US GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

The deductions of the Trust consist primarily of administrative expenses. In addition, each unitholder is entitled to depletion deductions because the Net Profits Interest constitutes “economic interests” in oil and natural gas properties for federal income tax purposes. Each unitholder is entitled to amortize the cost of the Trust Units through cost depletion over the life of the Net Profits Interest or, if greater, through percentage depletion. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the Trust Units. Rather, a unitholder is entitled to percentage depletion as long as the applicable Underlying Properties generate gross income.

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

Note 4. Commodity Derivative Contracts

PCEC had outstanding commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. These contracts also limited the amount of cash available for distribution if prices had increased above the fixed hedge price. Through March 31, 2014, the Trust was entitled to the effect of 2,000 barrels of daily swap volumes of ICE Brent oil at $115.00 per barrel proportional to the Trust’s interest in the Developed Properties.

The amounts received or paid by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts will reduce or increase the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. The Trust received from PCEC net settlements related to derivative contracts of $2.0 million and $4.6 million in 2014 and 2013, respectively. The derivative contracts expired March 31, 2014.

Note 5. Net Profits Interests and Overriding Royalty Interest

Net Profits Interests

The amounts paid to the Trust for each Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly. Each calendar month, 80% of the net profits from the sale of oil and natural gas production from the Developed Properties is paid to the Trust generally on or before the eighth business day after the last business day of the following month. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds and the Trust continues to receive such proceeds until the first day of the month following an NPI Payout. In calendar months following an NPI Payout, 25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties will be paid to the Trust on or before the end of the following month.

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

The Trust is not liable to the owners of the Underlying Properties, PCEC, or any other operator for any operating, capital or other costs or liabilities attributable to the Underlying Properties. If the net profits relating to the Developed Properties for any computation period is a negative amount, the Trust will receive no payment for the Developed Properties for that period, and any such negative amount will be deducted from gross profits for the Developed Properties in the following computation period for purposes of determining the net profits relating to the Developed Properties for that following computation period. If the net profits relating to the Remaining Properties for any computation period is a negative amount, the Trust is entitled to receive the Royalty Interest Proceeds.

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

Note 6. Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders, based on information provided by PCEC. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following tables provide information regarding the Trust’s distributions paid during the years ended December 31, 2014 and December 31, 2013:

Year Ended December 31, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248
June 23, 2014	July 3, 2014	July 15, 2014	$0.14872
July 24, 2014	August 6, 2014	August 14, 2014	$0.13234
August 25, 2014	September 4, 2014	September 15, 2014	$0.11417
September 23, 2014	October 6, 2014	October 14, 2014	$0.09219
October 23, 2014	November 5, 2014	November 14, 2014	$0.08808
November 24, 2014	December 4, 2014	December 12, 2014	$0.07291

Year Ended December 31, 2013

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2012	December 31, 2012	January 15, 2013	$0.13941
January 25, 2013	February 4, 2013	February 14, 2013	$0.15116
February 25, 2013	March 7, 2013	March 14, 2013	$0.15403
March 26, 2013	April 5, 2013	April 15, 2013	$0.13655
April 22, 2013	May 2, 2013	May 14, 2013	$0.14600
May 24, 2013	June 3, 2013	June 14, 2013	$0.15270
June 25, 2013	July 5, 2013	July 15, 2013	$0.15721
July 26, 2013	August 5, 2013	August 14, 2013	$0.15462
August 27, 2013	September 6, 2013	September 16, 2013	$0.16990
September 24, 2013	October 4, 2013	October 14, 2013	$0.15761
October 24, 2013	November 7, 2013	November 14, 2013	$0.14756
November 25, 2013	December 5, 2013	December 13, 2013	$0.13084

Note 7. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During 2014 and 2013, The Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee. During 2012, The Trust paid $160,000 to the Trustee and $3,500 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee in 2012 for the first year of service.

PCEC Operating and Services Agreement and Fee. On May 8, 2012, the Trust and PCEC entered into an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee is charged monthly in an amount equal to $83,333, which increased to $85,083 commencing on April 1, 2013 and to $86,330 commencing on April 1, 2014. The monthly fee is adjusted annually based on changes to the Consumer Price Index. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC. During both the years ended December 31, 2014 and December 31, 2013, the Trust paid PCEC $1.0 million. During the year ended December 31, 2014, the Trust reimbursed PCEC for $42,000 of New York Stock Exchange listing fees.

Initial Public Offering. On May 8, 2012, PCEC sold 18,500,000 Trust Units to the public in connection with the IPO. The proceeds (net of underwriting discounts of approximately $23.0 million) received by PCEC (before expenses) from the IPO were approximately $346.9 million. The Trust received no proceeds from the sale of the Trust Units. The IPO is further described in the Prospectus filed on May 4, 2012. In connection with the IPO, the Trust entered into the Operating and Services Agreement, the Registration Rights Agreement and the other agreements and instruments described herein and in the Prospectus.

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

On June 9, 2014, PCEC distributed 3,866,497 Trust Units, or the remaining 10% of the issued and outstanding Trust Units it owned, to PCEC’s management and owners. Certain holders of the Trust Units affiliated with PCEC sold an aggregate of 2,654,436 Trust Units pursuant to an underwritten secondary public offering at a price of $13.00 per Trust Unit ($12.70 per Trust Unit, net of underwriting discounts and commissions). None of the Trust, PCEC or PCEC’s management sold any Trust Units in the secondary offering or received any proceeds from the offering. The Trust Units were sold pursuant to a prospectus supplement and an accompanying prospectus as part of an effective shelf registration statement filed by the Trust with the SEC.

Note 8. Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. There were no borrowings outstanding at December 31, 2014.

Note 9. Commitments and Contingencies

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

On October 16, 2014, Ralph Berliner, individually and on behalf of all others similarly situated, filed a second putative class action complaint in the Superior Court of California, County of Los Angeles, against the Trust, PCEC, PCEC (GP) LLC, Pacific Coast Energy Holdings LLC, certain executive officers of PCEC (GP) LLC and others. The Berliner complaint asserts the same claims and makes the same allegations, against the same defendants, as are made in the Welch complaint. In November 2014, the Welch and Berliner actions were consolidated into a single action.
The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. Nevertheless, the Trust may incur expenses in connection with the litigation. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any actual liabilities of the Trust may ultimately be materially different than any such estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the consolidated action described above, and has not established any reserves relating to the litigation. The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary at any time.

Note 10. Subsequent Events

On January 15, 2015 the distribution of $0.05256 per Trust Unit, which was declared on December 23, 2014, was paid to Trust unitholders owning Trust Units as of January 6, 2015.

Subsequent to December 31, 2014, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614

SUPPLEMENTAL INFORMATION

A.	OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2014	2013
Investment in Conveyed Interests
Proved	$250,833	$271,192
Total investment in Conveyed Interests	250,833	271,192
Less accumulated amortization	14,725	20,359
Net investment in Conveyed Interests	$236,108	$250,833

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust were based on reports prepared by the Trust’s independent petroleum engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), including the report of NSAI dated February 27, 2015 filed herewith and included as Appendix A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. Estimates were prepared in accordance with guidelines prescribed by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

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

As of December 31, 2014, all of the Underlying Properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which PCEC and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed.

Unweighted average first-day-of-the-month crude oil and natural gas prices used to determine the total estimated proved reserves as of December 31, 2014 were ICE Brent spot crude oil price of $101.30 per barrel and Henry Hub natural gas prices of $4.35 per MMBtu. Unweighted average first-day-of-the-month crude oil and natural gas prices used in 2013 were $108.32 per barrel for ICE Brent spot crude oil price and Henry Hub natural gas prices of $3.67 per MMBtu.

The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2014, December 31, 2013 and the period May 8 through December 31, 2012:

	Total	Oil	Natural Gas
	(MBoe)	(in MBbls)	(in MMcf)
Net proved reserves
May 8, 2012	—	—	—
Conveyance of Net Profits Interests from PCEC	9,872	9,608	1,585
Revision of previous estimates	1,267	1,259	45
Conveyed interest volumes	(284)	(276)	(49)
December 31, 2012	10,855	10,591	1,581
Revision of previous estimates	804	776	171
Conveyed interest volumes	(555)	(536)	(113)
December 31, 2013	11,104	10,831	1,639
Revision of previous estimates	(1,322)	(1,178)	(861)
Conveyed interest volumes	(540)	(523)	(102)
December 31, 2014	9,242	9,130	676

Proved developed reserves
December 31, 2012	9,246	8,990	1,536
December 31, 2013	9,524	9,251	1,639
December 31, 2014	7,558	7,446	676

Proved undeveloped reserves
December 31, 2012	1,609	1,601	45
December 31, 2013	1,580	1,580	—
December 31, 2014	1,684	1,684	—

Revisions of Previous Estimates

In 2014, the Trust had negative revisions of 1,322 MBoe, which is primarily related to a decrease in oil prices and increase in operating expenses. In 2013, the Trust had positive revisions of 804 MBoe, primarily related to an increase in oil prices and better pricing from the sales contracts in the Orcutt properties. In 2012, the Trust had positive revisions of 1,267 MBoe, primarily related to an increase in oil prices and better pricing from sales contract in the Orcutt properties.

Proved Undeveloped Reserves

Proved undeveloped reserves increased by 104 MBoe to 1,684 MBoe at the end of 2014 compared to 1,580 MBoe at the end of 2013 primarily due to positive technical revisions. There were no conversions of proved undeveloped reserves to developed reserves during the year ended December 31, 2014. As of December 31, 2014, there were no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and it is expected that all estimated proved undeveloped reserves will be developed within five years of the recognition of those reserves.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is computed by applying commodity prices used in determining proved reserves (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future cash inflows were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions. Since the Trust is not subject to federal income taxes, future income taxes have been excluded.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust is as follows as of December 31, 2014:

	For the Year Ended		May 8 through
	December 31,		December 31,
Thousands of dollars	2014	2013	2012
Future cash inflows	$827,124	$1,095,229	$1,117,039
Future production expense	(24,372)	(30,948)	(36,361)
Future net cash flows	802,752	1,064,281	1,080,678
Discounted at 10% per year	(393,272)	(562,459)	(542,135)
Standardized measure of discounted future net cash flows	$409,480	$501,822	$538,543

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2014 and December 31, 2013, and the period from May 8, 2012 to December 31, 2012 are as follows:

	For the Year Ended		May 8 through
	December 31,		December 31,
Thousands of dollars	2014	2013	2012
Beginning balance	$501,822	$538,543	$—
Conveyance of Net Profits Interests from PCEC	—	—	441,166
Net change in sales and transfer prices, net of production expense	(82,260)	21,483	(19,069)
Accretion of discount	50,182	53,854	29,411
Revisions of previous estimates and other	(6,177)	(46,576)	125,990
Income from conveyed interests	(54,087)	(65,481)	(38,955)
Standardized measure	$409,480	$501,822	$538,543

B.	QUARTERLY SCHEDULE OF DISTRIBUTABLE INCOME (UNAUDITED)

Thousands of dollars except per unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Income from conveyed interests	$15,151	$14,398	$15,414	$10,004
Distributable income	$14,971	$14,098	$15,249	$9,769
Distributable income per unit	$0.38803	$0.36538	$0.39523	$0.25318

2013:
Income from conveyed interests	$17,459	$16,934	$18,737	$16,952
Distributable income	$17,154	$16,794	$18,587	$16,821
Distributable income per unit	$0.44460	$0.43525	$0.48173	$0.43601

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this Annual Report.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2014, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014.

This Annual Report does not include an attestation report of the Trust’s independent registered public accounting firm as the Trust is an “emerging growth company” under the Jumpstart Our Business Startups Act.

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

Based on filings with the SEC and information from PCEC, the Trustee is not aware of any holders of 5% or more of the units.

(b)	Security Ownership of Management.

Not applicable.

(c)	Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During 2014 and 2013, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee. On May 8, 2012, the Trust and PCEC entered into an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee is charged monthly in an amount originally equal to $83,333, which increased to $85,083 commencing on April 1, 2013 and to $86,330 commencing on April 1, 2014. The monthly fee is adjusted revised annually based on changes to the Consumer Price Index. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.

During each of 2014 and 2013, the Trust paid PCEC approximately $1.0 million pursuant to the Operating and Services Agreement.

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

On June 9, 2014, PCEC distributed 3,866,497 Trust Units, or the remaining 10% of the issued and outstanding Trust Units it owned, to PCEC’s management and owners. Certain holders of the Trust Units affiliated with PCEC sold an aggregate of 2,654,436 Trust Units pursuant to an underwritten secondary public offering at a price of $13.00 per Trust Unit ($12.70 per Trust Unit, net of underwriting discounts and commissions). None of the Trust, PCEC or PCEC’s management sold any Trust Units in the secondary offering or received any proceeds from the offering. The Trust Units were sold pursuant to a prospectus supplement and an accompanying prospectus as part of an effective shelf registration statement filed by the Trust with the SEC.

Director Independence

The Trust does not have a board of directors.

Item 14. Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. PricewaterhouseCoopers LLP has served as the Trust’s independent registered public accounting firm since May 8, 2012.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2014 and 2013 by PricewaterhouseCoopers LLP:

	2014	2013
Audit fees (1)	$165,000	$150,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$165,000	$150,000

(1) Fees for audit services consisted of the audit of the Trust’s financial statements.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(1)  Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on the pages indicated:

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

PACIFIC COAST OIL TRUST

By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

	By:	/s/ SARAH NEWELL
Sarah Newell
Vice President

March 12, 2015

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

February 27, 2015

Mr. Mark L. Pease	Ms. Sarah Newell
BreitBurn Management Company, LLC	The Bank of New York Mellon Trust Company, N.A.
600 Travis Street, Suite 4800	as Trustee of Pacific Coast Oil Trust
Houston, Texas 77002	Global Corporate Trust
919 Congress, Suite 500
Austin, Texas 78701

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved reserves and future revenue, as of December 31, 2014, to the Pacific Coast Oil Trust (PCOT) net profits and overriding royalty interest in certain oil and gas properties located in California. We completed our evaluation on or about the date of this letter. It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by PCOT. Our report dated February 19, 2015, sets forth our estimates of proved reserves and future revenue to the Pacific Coast Energy Company LP (PCEC) interest in certain Orcutt properties located onshore in the Santa Maria Basin and certain East Coyote, Sawtelle, and West Pico properties located onshore in the Los Angeles Basin; these properties are referred to herein as the "Underlying Properties". The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Definitions are presented immediately following this letter. This report has been prepared for PCOT's use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

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

We estimate the net reserves and future net revenue to the PCOT interest in these properties, as of December 31, 2014, to be:

	Net Reserves			Future Net Revenue (M$)
	Oil	NGL	Gas		Present Worth
Category	(MBBL)	(MBBL)	(MMCF)	Total	at 10%

Developed Properties
Proved Developed Producing	5,955.6	3.4	675.9	529,289.5	267,867.2
Proved Developed Non-Producing	874.7	0.0	0.0	75,722.6	42,846.3
Total Developed Properties	6,830.2	3.4	675.9	605,012.1	310,713.4

Remaining Properties
Proved Developed Producing	316.1	0.0	0.0	27,314.0	18,669.1
Proved Developed Non-Producing	295.9	0.0	0.0	25,494.5	13,078.5
Proved undeveloped	1,683.7	0.0	0.0	144,931.5	67,018.9
Total Remaining Properties	2,295.6	0.0	0.0	197,740.0	98,766.5

All Properties
Proved Developed Producing	6,271.6	3.4	675.9	556,603.5	286,536.2
Proved Developed Non-Producing	1,170.6	0.0	0.0	101,217.1	55,924.7
Proved Undeveloped	1,683.7	0.0	0.0	144,931.5	67,018.9
Total All Properties	9,125.9	3.4	675.9	802,752.1	409,479.9

Totals may not add because of rounding.

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

Prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2014. For oil and NGL volumes, the average EIA Europe Brent Spot price of $101.30 per barrel is adjusted for quality, transportation fees, and market differentials. For gas volumes, the average

Henry Hub spot price of $4.350 per MMBTU is adjusted for energy content, transportation fees, and market differentials. All prices are held constant throughout the lives of the properties. The average adjusted product prices weighted by production over the remaining lives of the properties are $90.23 per barrel of oil, $84.45 per barrel of NGL, and $5.065 per MCF of gas.

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

We have made no investigation of potential volume and value imbalances resulting from overdelivery or underdelivery to the PCOT interest. Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on PCOT receiving its net revenue interest share of estimated future gross production.

The reserves shown in this report are estimates only and should not be construed as exact quantities. Proved reserves are those quantities of oil and gas which, by analysis of engineering and geoscience data, can be estimated with reasonable certainty to be economically producible; probable and possible reserves are those additional reserves which are sequentially less certain to be recovered than proved reserves. Estimates of reserves may increase or decrease as a result of market conditions, future operations, changes in regulations, or actual reservoir performance. In addition to the primary economic assumptions discussed herein, our estimates are based on certain assumptions including, but not limited to, that the properties will be developed consistent with current development plans as provided to us by Breitburn, that the properties will be operated in a prudent manner, that no governmental regulations or controls will be put in place that would impact the ability of the interest owner to recover the reserves, and that our projections of future production will prove consistent with actual performance. If the reserves are recovered, the revenues therefrom and the costs related thereto could be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the sales rates, prices received for the reserves, and costs incurred by the working interest owners in recovering such reserves may vary from assumptions made while preparing this report.

For the purposes of this report, we used technical and economic data including, but not limited to, well logs, geologic maps, well test data, production data, historical price and cost information, and property ownership interests. The reserves in this report have been estimated using deterministic methods; these estimates have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards). We used standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy, that we considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. A substantial portion of these reserves are for behind-pipe zones, non-producing zones, and undeveloped locations; such reserves are based on estimates of reservoir volumes and recovery efficiencies along with analogy to properties with similar geologic and reservoir characteristics. As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, our conclusions necessarily represent only informed professional judgment.

The data used in our estimates were obtained from PCOT, PCEC, BreitBurn, public data sources, and the nonconfidential files of Netherland, Sewell & Associates, Inc. and were accepted as accurate. Supporting work data are on file in our office. We have not examined the titles to the properties or independently confirmed the actual degree or type of interest owned. The technical persons primarily responsible for preparing the estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards. C. Ashley Smith, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2006 and has over 5 years of prior industry experience.

Mike K. Norton, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 1989 and has over 10 years of prior industry experience. We are independent petroleum engineers, geologists, geophysicists, and petrophysicists; we do not own an interest in these properties nor are we employed on a contingent basis.

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

/s/ C.H. (Scott) Rees III
By:
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

	/s/ C. Ashley Smith		/s/ Mike K. Norton
By:		By:
	C. Ashley Smith, P.E. 100560		Mike K. Norton, P.G. 441
	Vice President		Senior Vice President

Date Signed: February 27, 2015		Date Signed: February 27, 2015

CAS:MSS
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

DEFINITIONS OF OIL AND GAS RESERVES
Adapted from U.S. Securities and Exchange Commission Regulation S-X Section 210.4-10(a)

The following definitions are set forth in U.S. Securities and Exchange Commission (SEC) Regulation S-X Section 210.4‑10(a). Also included is supplemental information from (1) the 2007 Petroleum Resources Management System approved by the Society of Petroleum Engineers, (2) the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas, and (3) the SEC's Compliance and Disclosure Interpretations.

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

Supplemental definitions from the 2007 Petroleum Resources Management System:
Developed Producing Reserves – Developed Producing Reserves are expected to be recovered from completion intervals that are open and producing at the time of the estimate. Improved recovery reserves are considered producing only after the improved recovery project is in operation.
Developed Non-Producing Reserves – Developed Non-Producing Reserves include shut-in and behind-pipe Reserves. Shut-in Reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not yet started producing, (2) wells which were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe Reserves are expected to be recovered from zones in existing wells which will require additional completion work or future recompletion prior to start of production. In all cases, production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well.

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

Ù    The company's level of ongoing significant development activities in the area to be developed (for example, drilling only the minimum number of wells necessary to maintain the lease generally would not constitute significant development activities);
Ù    The company's historical record at completing development of comparable long-term projects;
Ù    The amount of time in which the company has maintained the leases, or booked the reserves, without significant development activities;
Ù    The extent to which the company has followed a previously adopted development plan (for example, if a company has changed its development plan several times without taking significant steps to implement any of those plans, recognizing proved undeveloped reserves typically would not be appropriate); and
Ù    The extent to which delays in development are caused by external factors related to the physical operating environment (for example, restrictions on development on Federal lands, but not obtaining government permits), rather than by internal factors (for example, shifting resources to develop properties with higher priority).

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

3.3*
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