Form 10-Q
period 2015-03-31
Pacific Coast Oil Trust
filed 2015-05-07
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ As of May 6, 2015, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” about Pacific Coast Oil Trust (the “Trust”) and its sponsor, Pacific Coast Energy Company LP, a privately held Delaware partnership (“PCEC”), that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” are forward-looking statements. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify forward-looking statements. The following important factors, in addition to those discussed elsewhere in this report, could affect the future results of the energy industry in general, and PCEC and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•                  uncertainty of estimates of oil and natural gas reserves and production; and

•                  cost inflation.

You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this report. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, unless required by law.

This report describes other important factors that could cause actual results to differ materially from expectations of PCEC and the Trust, including those referred to under “Risk Factors” in Section 1A of Part II hereof. All written and oral forward-looking statements attributable to PCEC or the Trust or persons acting on behalf of PCEC or the Trust are expressly qualified in their entirety by such factors.

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

Overriding royalty interest —A fractional, undivided interest or right of participation in the oil or gas, or in the proceeds from the sale of oil and gas, that is limited in duration to the term of an existing lease and that is not subject to the expenses of development, operation or maintenance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

(unaudited)

Thousands of dollars	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$37	$25
Investment in conveyed interests, net of amortization (Note 2)	234,411	236,108
Total assets	$234,448	$236,133
TRUST CORPUS
Trust corpus (38,583,158 units issued and outstanding)	234,448	236,133
Total Trust corpus	$234,448	$236,133

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
Thousands of dollars except unit amounts	2015	2014
Income from conveyed interests	$3,709	$15,151
General and administrative expenses	(193)	(213)
Cash reserves used (withheld) for Trust expenses	(12)	33
Distributable income	$3,504	$14,971

Distributable income per unit (38,583,158 units)	$0.09082	$0.38803

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
Thousands of dollars	2015	2014
Trust corpus, beginning of period	$236,133	$250,872
Cash reserves withheld (used) for future Trust expenses	12	(33)
Distributable income	3,504	14,971
Distributions to unitholders	(3,504)	(14,971)
Amortization of conveyed interests	(1,697)	(4,394)
Trust corpus, end of period	$234,448	$246,445

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization of the Trust

Formation of the Trust

Pacific Coast Oil Trust (the “Trust”) is a Delaware statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among Pacific Coast Energy Company LP (“PCEC”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The Trust Agreement was amended and restated by PCEC, the Trustee and the Delaware Trustee on May 8, 2012. References in this report to the “Trust Agreement” are to the Amended and Restated Trust Agreement, as amended.

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

Note 2. Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report”).

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus balance. For the three months ended March 31, 2015 and 2014, amortization expense was $1.7 million and $4.4 million, respectively. Such amortization does not affect cash earnings of the Trust. Accumulated amortization as of March 31, 2015 and December 31, 2014 was $50.1 million and $48.4 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of March 31, 2015 or December 31, 2014.

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

Note 3. Income Taxes

Federal Income Taxes

Tax counsel to the Trust advised the Trust at the time of formation that for U.S. federal income tax purposes, the Trust will be treated as a grantor trust and therefore is not subject to tax at the trust level. Trust unitholders are treated as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on his or her pro rata share of the income and gain attributable to the assets of the Trust and entitled to claim his or her pro rata share of the deductions and expenses attributable to the assets of the Trust. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

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

State Taxes

The Trust’s revenues are from sources in the state of California. Because it distributes all of its net income to unitholders, the Trust is not taxed at the trust level. California presently taxes income of nonresidents from real property located within the state. California taxes nonresidents on royalty income from the royalties located in that state and also imposes a corporate income tax which may apply to unitholders organized as corporations.

Each unitholder should consult his or her own tax advisor regarding state tax requirements applicable to such person’s ownership of Trust Units.

Note 4. Commodity Derivative Contracts

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. These contracts also limited the amount of cash available for distribution if prices had increased above the fixed hedge price. Through March 31, 2014, the Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel proportional to the Trust’s interest in the Developed Properties.

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. The Trust received from PCEC net settlements related to the commodity derivative contracts of zero and $1.2 million for the three months ended March 31, 2015 and 2014. The derivative contracts expired on March 31, 2014.

Note 5. Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources from that month (such as interest earned on any amounts reserved by the Trustee), over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614

Three Months Ended March 31, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574

Note 6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During both the three months ended March 31, 2015 and 2014, the Trust paid $50,000 and $50,000, respectively, to the Trustee and zero, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee. Under the terms of the Operating and Services Agreement by and between PCEC and the Trust (the “Operating and Services Agreement”), PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee equal to $83,333, which increased to $85,083 commencing on April 1, 2013, $86,330 commencing on April 1, 2014, and $87,730 commencing on April 1, 2015. The monthly fee will be revised annually based on changes to the Consumer Price Index. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC. During both the three months ended March 31, 2015 and 2014, the Trust paid PCEC approximately $0.3 million.

Note 7. Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the

Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. There were no borrowings outstanding at March 31, 2015 or at December 31, 2014.

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

Note 9. Subsequent Events

On April 14, 2015, the distribution of $0.00775 per Trust Unit, which was declared on March 23, 2015, was paid to Trust unitholders owning Trust Units as of April 6, 2015.

On April 23, 2015 the Trust declared a distribution of $0.00897 per unit to unitholders of record as of May 6, 2015. The distribution is payable to Trust unitholders on May 14, 2015.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Trustee’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2014 Annual Report. The following review should also be read in conjunction with the “Forward-Looking Statements” in this report and Part I — Item 1A — “Risk Factors” in the Trust’s 2014 Annual Report.

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

Commodity Prices

In the first quarter of 2015, the ICE Brent oil spot price averaged approximately $53.98 per Bbl, compared with approximately $108.14 per Bbl a year earlier. In the first three months of 2015, the ICE Brent oil spot price ranged from a low of $45.13 per Bbl to a high of $61.89 per Bbl. In recent months, there has been a decline in oil prices. The ICE Brent oil spot price decreased from $115.19 per Bbl at June 2014 to $45.13 per Bbl at March 2015. Lower crude oil prices may not only decrease our distributable income, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S. In the first quarter of 2015, the Henry Hub price averaged approximately $2.90 per MMBtu, compared with approximately $5.18 per MMBtu in the first quarter of 2014. In the first three months of 2015, the Henry Hub spot price ranged from a low of $2.62 per MMBtu to a high of $3.32 per MMBtu.

2015 Capital Program Summary

PCEC has informed the Trustee that that its calendar year 2015 capital program is expected to total approximately $8.1 million focused on rate-generating projects at Orcutt Field and West Pico and mandatory facility upgrades, and Orcutt Diatomite permitting fees. This total includes expected investments of approximately $3.5 million ($2.8 million net to the Trust’s interest) in the Developed Properties. Approximately $4.6 million is expected to be spent on the Remaining Properties, which will not affect distributions in the current period, but the Trust’s 25% pro rata share of $1.1 million may affect the date on which the NPI payout occurs.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, income from Conveyed Interests received by the Trust amounted to $3.7 million compared with $15.2 million for the three months ended March 31, 2014. The net profits income received by the Trust during the three months ended March 31, 2015 was associated with net profits for oil and natural gas production during the months of November and December 2014 and January 2015. The net profits income received by the Trust during the three months ended March 31, 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January 2014.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Developed Properties:
Underlying sales volumes (Boe) (a)	299,871	330,856
Average daily production (Boe/d)	3,259	3,596
Average price (per Boe)	$51.73	$91.98
Production cost (per Boe)	$31.97	$33.67

Remaining Properties:
Underlying sales volumes (Boe) (b)	73,645	74,553
Average daily production (Boe/d)	800	810
Average price (per Boe)	$49.58	$91.67
Production cost (per Boe)	$18.42	$20.01

(a) Crude oil sales represented 96% and 97% of sales volumes from the Developed Properties for each of the three months ended March 31, 2015 and 2014.

(b) Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three months ended March 31, 2015 and 2014.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the three months ended March 31, 2015 and 2014 were determined as shown in the following table.

Thousands of dollars	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Developed Properties—80% Net Profits Interest
Gross profits:
Oil sales	$15,199	$30,184
Natural gas sales	312	249
Total	15,511	30,433
Costs:
Direct operating expenses:
Lease operating expenses	8,602	10,260
Production and other taxes	983	880
Development expenses	1,273	2,139
Total	10,858	13,279
Total income	4,653	17,154
Net Profits Interest	80%	80%
Income from Net Profits Interest	$3,722	$13,723

Remaining Properties—25% Net Profits Interest
Total Revenues:
Oil sales	$3,652	$6,835
Total	3,652	6,835
7.5% ORRI	246	494
Costs:
Direct operating expenses:
Lease operating expenses	1,085	1,282
Production and other taxes	272	211
Development expenses	967	3,427
Total	2,324	4,920
Total income	1,082	1,421
Net Profits Interest	25%	25%
25% Net Profits Interest income (1)	$271	$355

Total Trust Cash Flow
80% net profit interest	$3,722	$13,723
7.5% ORRI	246	494
Settlement of commodity derivative contracts	—	1,189
PCEC operating and services fee	(259)	(255)
Total	$3,709	$15,151
Trust general and administrative expenses and cash withheld for expenses	(205)	(180)
Distributable income	$3,504	$14,971

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,184)	$(3,591)
Current period	271	355
Ending balance	$(1,914)	$(3,236)

Three Months Ended March 31, 2015 and 2014

Developed Properties — Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, was approximately $4.7 million for the three months ended March 31, 2015 compared to $17.2 million for the three months ended March 31, 2014. The decrease is attributable principally to lower oil prices and lower production compared to the prior year quarter. Average realized prices decreased by $40.26 per Bbl, or 43.8%, and sales volume decreased 31 MBoe, or 9.4%, contributing to a decrease in 2015 distributable income compared to 2014. The decrease in sales volume is primarily due to the cessation of cyclical steam injection for POD 2 at Orcutt Diatomite. Total lease operating expenses included in the net profits calculation during the quarter were approximately $8.6 million for the three months ended March 31, 2015 compared to $10.3 million for the three months ended March 31, 2014. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, and West Pico. Production and other taxes were approximately $1.0 million for each of the three months ended March 31, 2015 and 2014. Total capital expenditures included in the net profit calculation during the quarter were approximately $1.3 million for the three months ended March 31, 2015 compared to $2.1 million for the three months ended March 31, 2014. The decrease is primarily due to lower well work from Orcutt Diatomite and lower facility upgrades from in the West Pico properties. Income from Net Profits Interest was approximately $3.7 million for the three months ended March 31, 2015 compared to $13.7 million for the three months ended March 31, 2014.

Remaining Properties — Excess of revenues over direct operating expenses and development expenses from the Remaining Properties, before net settlements related to commodity derivative contracts, was approximately $1.1 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014. Capital expenditures were $1.0 million for the three months ended March 31, 2015 compared to $3.4 million for the three months ended March 31, 2014. The decrease in capital expenditures was primarily due to lower expenditures on the Remaining Properties located on PCEC’s Orcutt Properties. Sales volumes were 74 MBoe for the three months ended March 31, 2015 compared to 74 MBoe for the three months ended March 31, 2014. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.2 million and $0.5 million during the three months ended March 31, 2015 and 2014 from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $1.9 million at March 31, 2015 compared to $3.2 million at March 31, 2014.

Commodity Derivatives —Net settlements related to commodity derivative contracts were zero for the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014.

PCEC Operating & Service Fees —PCEC charged the Trust approximately $0.3 million for the operating and services fee for each of the three month periods ended March 31, 2015 and 2014, respectively. The annual amount of the operating and services fee was $1,021,000 from April 1, 2013 through March 31, 2014. Commencing April 1, 2014, the operating and services fee increased 1.5% to $1,035,955 based on changes to the Consumer Price Index. Commencing April 1, 2015 the fee increased 1.6% to $1,052,761.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended March 31, 2015 and 2014 was approximately $3.7 million and $15.2 million, respectively. The Trustee paid general and administrative expenses of $0.2 million and $0.2 million during the first quarter of 2015 and 2014, respectively. Expenses paid primarily consisted of Trustee fees, accounting fees and legal fees during the first quarter of 2015 and 2014. The distributable income was approximately $3.5 million for the quarter ended March 31, 2015 compared to $15.0 million for the quarter ended March 31, 2014.

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

The Trustee has no current plans to authorize the Trust to borrow money. During the quarter ended March 31, 2015, there were no borrowings.

Distributions Paid and Declared After Quarter End

On April 14, 2015, the distribution of $0.00775 per Trust Unit, which was declared on March 23, 2015, was paid to Trust unitholders of record as of April 6, 2015.

On April 23, 2015 the Trust declared a distribution of $0.00897 per unit to unitholders of record as of May 6, 2015. The distribution is payable to Trust unitholders on May 14, 2015.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2014 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk. The Trust’s most significant market risk relates to the prices received for oil and natural gas production. The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce

Credit Risk. The Trust’s most significant credit risk is the risk of the bankruptcy of PCEC. The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves. Further, in the event of the bankruptcy of PCEC, if a court held that the Net Profits Interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net Profits Interests.

Item 4. Controls and Procedures.

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by PCEC to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Sarah Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

During the quarter ended March 31, 2015, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

Item 1A. Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2014 Annual Report. There are no material changes to such risk factors that occurred during the three months ended March 31, 2015.

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

Date: May 7, 2015

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

3.2 *

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

3.3 *

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Asterisk indicates exhibit previously filed with SEC and incorporated herein by reference.