Form 10-Q
period 2015-06-30
Pacific Coast Oil Trust
filed 2015-07-23
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015

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

As of July 22, 2015, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

(unaudited)

Thousands of dollars	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$48	$25
Investment in conveyed interests, net of amortization (Note 2)	232,995	236,108
Total assets	$233,043	$236,133
TRUST CORPUS
Trust corpus (38,583,158 units issued and outstanding)	233,043	236,133
Total Trust corpus	$233,043	$236,133

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars except unit amounts	2015	2014	2015	2014
Income from conveyed interests	$1,998	$14,398	$5,707	$29,549
General and administrative expenses	(239)	(272)	(432)	(485)
Cash reserves used (withheld) for Trust expenses	(11)	(28)	(23)	5
Distributable income	$1,748	$14,098	$5,252	$29,069

Distributable income per unit (38,583,158 units)	$0.04532	$0.36538	$0.13614	$0.75341

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars	2015	2014	2015	2014
Trust corpus, beginning of period	$234,448	$246,445	$236,133	$250,872
Cash reserves withheld (used) for future Trust expenses	11	28	23	(5)
Distributable income	1,748	14,098	5,252	29,069
Distributions to unitholders	(1,748)	(14,098)	(5,252)	(29,069)
Amortization of conveyed interests	(1,416)	(3,969)	(3,113)	(8,363)
Trust corpus, end of period	$233,043	$242,504	$233,043	$242,504

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

The Trust was created to acquire and hold net profits and royalty interests (the “Net Profits Interests” and the “Overriding Royalty Interest”, respectively, in certain oil and natural gas properties located in California, or collectively the “Conveyed Interests”) for the benefit of the Trust unitholders pursuant to an agreement among PCEC, the Trustee and the Delaware Trustee. The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrent with the initial public offering (“IPO”) of the Trust’s common units in May 2012.

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

Note 2. Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report”).

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus balance. For the three months ended June 30, 2015 and 2014, amortization expense was $1.4 million and $4.0 million, respectively. During the six months ended June 30, 2015 and 2014, amortization expense was $3.1 million and $8.4 million. Such amortization does not affect cash earnings of the Trust. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $51.5 million and $48.4 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of June 30, 2015 or December 31, 2014.

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

Note 4. Commodity Derivative Contracts

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. These contracts also limited the amount of cash available for distribution if prices had increased above the fixed hedge price. Through March 31, 2014 production, the Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel proportional to the Trust’s interest in the Developed Properties.

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. For the three and six months ended June 30, 2014, the Trust received from PCEC net settlements related to the commodity derivative contracts of $0.8 million and $2.0 million. Because the commodity derivative contracts expired in 2014, the Trust did not receive any amounts related to them for the three or six month periods ended June 30, 2015.

Note 5. Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources from that month (such as interest earned on any amounts reserved by the Trustee), over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following table illustrates information regarding the Trust’s distributions paid during the six months ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860

Six Months Ended June 30, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248

Note 6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and six months ended June 30, 2015, the Trust paid $50,000 and $100,000 to the Trustee, respectively, and $2,000 in each period to the Delaware Trustee, respectively. During the three and six months ended June 30, 2014, the Trust paid $50,000 and $100,000 to the Trustee, respectively, and $2,000 in each period to the Delaware Trustee, respectively.

PCEC Operating and Services Fee. Under the terms of the Operating and Services Agreement by and between PCEC and the Trust (the “Operating and Services Agreement”), PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index. The monthly fee was equal to $83,333 starting April 1, 2012, and it has been increased each subsequent year to $85,083 in 2013, $86,330 in 2014 and $87,730 in 2015. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC. During each of the three and six months ended June 30, 2015 and 2014, the Trust paid PCEC approximately $0.3 million and $0.5 million, respectively.

Note 7. Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. There were no borrowings outstanding at June 30, 2015 or at December 31, 2014.

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

Note 9. Subsequent Events

On July 14, 2015, the distribution of $0.04289 per Trust Unit, which was declared on June 23, 2015, was paid to Trust unitholders owning Trust Units as of July 3, 2015.

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

Concurrent with the Trust’s initial public offering, in May, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust net profits interest and an overriding royalty interest (the “Conveyed Interests”) in the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the proved developed reserves as of December 31, 2011 on the Underlying Properties (the “Developed Properties”) and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or a 7.5% royalty interest from the sale of oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties (the “Royalty Interest Proceeds”).

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

Commodity Prices

In the second quarter of 2015, the ICE Brent oil spot price averaged approximately $61.65 per Bbl, compared with approximately $109.69 per Bbl in the second quarter of 2014. In the second quarter of 2015, the ICE Brent oil spot price ranged from a low of $55.73 per Bbl to a high of $66.33 per Bbl. Over the past year, there has been a decline in oil prices. The ICE Brent oil spot price decreased from a high of $110.84 per Bbl in July 2014 to a low of $45.13 per Bbl in January 2015. Lower crude oil prices may not only decrease our distributable income, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S. In the second quarter of 2015, the Henry Hub price averaged approximately $2.75 per MMBtu, compared with approximately $4.61 per MMBtu in the second quarter of 2014. In the second quarter of 2015, the Henry Hub spot price ranged from a low of $2.50 per MMBtu to a high of $3.04 per MMBtu. Over the past year, there has been a decline in natural gas prices. The Henry Hub price decreased from a high of $4.47 per MMBtu in July 2014 to a low of $2.50 per MMBtu in April 2015.

2015 Capital Program Summary

PCEC has informed the Trustee that its calendar year 2015 capital program is expected to total approximately $8.1 million and will continue to be focused on rate-generating projects at Orcutt Field and West Pico and mandatory facility upgrades, and Orcutt Diatomite permitting fees. This total includes expected investments of approximately $3.5 million ($2.8 million net to the Trust’s interest) in the Developed Properties. Approximately $4.6 million is expected to be spent on the Remaining Properties, which will not affect distributions in the current period, but the Trust’s 25% pro rata share of $1.1 million may affect the date on which the NPI payout occurs.

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, the Trust will be paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have been used to repay PCEC for the cumulative costs it has advanced on behalf of the Trust, the net profits interests on the Remaining Properties will be paid out in place of the royalty interests, as described below. The “Conveyed Interests” entitle the Trust to receive the following:

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

On April 6, 2015, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) mandating the suspension of cyclic steaming operations in PODS 2 and 4 at Orcutt Diatomite, citing concern over surface expressions related to two wells occurring late in 2014 and the potential for landslides on the property. This resulted in the suspension of steaming to 22 wells and curtailed production by approximately 300 barrels of oil per day. PCEC is cooperating with DOGGR to develop and implement a work plan that addresses DOGGR’s concerns. Please read Part I-Item 2-”Results of Operations for the Three Months Ended June 30, 2015 and 2014” for more information.

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

PCEC had commodity derivative contracts with Wells Fargo Bank, National Association in order to mitigate the effects of falling commodity prices through March 31, 2014. The Trust was entitled to the effect of 2,000 barrels of daily swap volumes of Brent crude oil at $115.00 per barrel during the twenty-four months ended March 31, 2014, proportional to the Trust’s interest in the Developed Properties. The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the amount of net profits related to the Underlying Properties. After March 31, 2014, none of the Trust’s exposure to crude oil prices is hedged. In addition, none of the Trust’s exposure to natural gas is hedged.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

For the three months ended June 30, 2015, income from Conveyed Interests received by the Trust amounted to $2.0 million compared with $14.4 million for the three months ended June 30, 2014. The net profits income received by the Trust during the three months ended June 30, 2015 was associated with net profits for oil and natural gas production during the months of February, March, and April 2015. The net profits income received by the Trust during the three months ended June 30, 2014 was associated with net profits for oil and natural gas production during the months of February, March, and April 2014.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
	2015	2014
Developed Properties:
Underlying sales volumes (Boe) (a)	277,097	313,784
Average daily production (Boe/d)	3,113	3,526
Average price (per Boe)	$43.20	$96.58
Production cost (per Boe) (c)	$30.61	$35.67

Remaining Properties:
Underlying sales volumes (Boe) (b)	82,052	75,634
Average daily production (Boe/d)	922	850
Average price (per Boe)	$44.41	$95.73
Production cost (per Boe) (c)	$16.63	$21.33

(a) Crude oil sales represented 96% and 97% of sales volumes from the Developed Properties for the three months ended June 30, 2015 and 2014, respectively.

(b) Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three months ended June 30, 2015 and 2014.

(c) Production costs include lease operating expenses and production and other taxes.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the three months ended June 30, 2015 and 2014 were determined as shown in the following table.

Thousands of dollars	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Developed Properties—80% Net Profits Interest
Oil sales	$11,864	$29,938
Natural gas sales	107	368
Total revenues	11,971	30,306
Costs:
Direct operating expenses:
Lease operating expenses	7,587	10,246
Production and other taxes	896	948
Development expenses	975	2,449
Total costs	9,458	13,643
Total income	2,513	16,663
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest	$2,010	$13,331

Remaining Properties—25% Net Profits Interest
Oil sales	$3,644	$7,240
Total revenues	3,644	7,240
7.5% ORRI	248	527
Costs:
Direct operating expenses:
Lease operating expenses	1,071	1,400
Production and other taxes	294	213
Development expenses	2,073	2,788
Total costs	3,438	4,401
Total income (loss)	(42)	2,312
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest (1)	$(11)	$578

Total Trust Cash Flow
80% Net Profit Interest	$2,010	$13,331
7.5% ORRI	248	527
Settlement of commodity derivative contracts	—	796
PCEC operating and services fee	(260)	(256)
Total	$1,998	$14,398
Trust general and administrative expenses and cash withheld for expenses	(250)	(300)
Distributable income	$1,748	$14,098

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,913)	$(3,236)
Current period	(11)	578
Ending balance	$(1,924)	$(2,658)

Three Months Ended June 30, 2015 and 2014

Developed Properties — Revenue exceeded direct operating expenses and development expenses from the Developed Properties, by approximately $2.5 million for the three months ended June 30, 2015 compared to $16.7 million for the three months ended June 30, 2014. The decrease is attributable principally to lower oil prices and lower production compared to the prior year quarter. Average realized prices decreased by $53.38 per Bbl, or 55.3%, and sales volume decreased 37 MBoe, or 11.7%, contributing to a decrease in 2015 distributable income compared to 2014. The decrease in sales volume is primarily due to the suspension of cyclical steam operations for PODS 2 and 4 at Orcutt Diatomite, as previously discussed on page 18. Total lease operating expenses included in the net profits calculation during the quarter were approximately $7.6 million for the three months ended June 30, 2015 compared to $10.2 million for the three months ended June 30, 2014. The decrease is primarily attributable to lower operating expenses and workover expenditures at West Pico, Orcutt Field, and Orcutt Diatomite primarily due to lower commodity prices and lower production. Production and other taxes were approximately $0.9 million for each of the three months ended June 30, 2015 and 2014. Total capital expenditures included in the net profit calculation during the quarter were approximately $1.0 million for the three months ended June 30, 2015 compared to $2.4 million for the three months ended June 30, 2014. The decrease is primarily due to lower well work at Orcutt Field and Orcutt Diatomite. Income from Net Profits Interest was approximately $2.0 million for the three months ended June 30, 2015 compared to $13.3 million for the three months ended June 30, 2014, a decrease of 84.9% as a result of the factors described above.

Remaining Properties — Direct operating expenses and development expenses exceeded revenues from the Remaining Properties by approximately $42 thousand for the three months ended June 30, 2015 compared to revenue in excess of direct operating expenses and development expenses of $2.3 million for the three months ended June 30, 2014. Capital expenditures were $2.1 million for the three months ended June 30, 2015 compared to $2.8 million for the three months ended June 30, 2014. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties located at PCEC’s Orcutt properties. Sales volumes were 82 MBoe for the three months ended June 30, 2015 compared to 76 MBoe for the three months ended June 30, 2014. The 7.5% overriding royalty on the Remaining Properties is from 37 Orcutt Diatomite wells, nine Orcutt Field wells, four East Coyote wells, and one West Pico well. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.2 million and $0.5 million during the three months ended June 30, 2015 and 2014 from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $1.9 million at June 30, 2015 compared to $2.7 million at June 30, 2014.

Commodity Derivatives — Net settlements related to commodity derivative contracts were zero for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014.

PCEC Operating & Service Fees — PCEC charged the Trust approximately $0.3 million for the operating and services fee for each of the three month periods ended June 30, 2015 and 2014. The annual amount of the operating and services fee was $1,021,000 from April 1, 2013 through March 31, 2014. Commencing April 1, 2014, the operating and services fee increased 1.5% to $1,035,955 based on changes to the Consumer Price Index. Commencing April 1, 2015 the fee increased 1.6% to $1,052,761.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended June 30, 2015 and 2014 was approximately $2.0 million and $14.4 million, respectively. The Trustee paid general and administrative expenses of $0.3 million during each of the three months ended June 30, 2015 and 2014, primarily consisting of accounting fees, Trustee fees, and New York Stock Exchange listing fees during the second quarter of 2015 and 2014. The distributable income was approximately $1.7 million for the quarter ended June 30, 2015 compared to $14.1 million for the quarter ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, income from Conveyed Interests received by the Trust amounted to $5.7 million compared with $29.5 million for the six months ended June 30, 2014. The net profits income received by the Trust during the six months ended June 30, 2015 was associated with net profits for oil and natural gas production during the months of November and December 2014 and January, February, March, and April 2015. The net profits income received by the Trust during the six months ended June 30, 2014 was associated with net profits for oil and natural gas production during the months of November and December 2013 and January, February, March, and April 2014.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
	2015	2014
Developed Properties:
Underlying sales volumes (Boe) (a)	576,968	644,639
Average daily production (Boe/d)	3,188	3,562
Average price (per Boe)	$47.63	$94.22
Production cost (per Boe) (c)	$31.32	$34.64

Remaining Properties:
Underlying sales volumes (Boe) (b)	155,698	150,187
Average daily production (Boe/d)	860	830
Average price (per Boe)	$46.85	$93.71
Production cost (per Boe) (c)	$17.48	$20.68

(a) Crude oil sales represented 96% and 97% of sales volumes from the Developed Properties for the six months ended June 30, 2015 and 2014, respectively.

(b) Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the six months ended June 30, 2015 and 2014.

(c) Production costs include lease operating expenses and production and other taxes.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the six months ended June 30, 2015 and 2014 were determined as shown in the following table.

Thousands of dollars	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Developed Properties—80% Net Profits Interest
Oil sales	$27,063	$60,122
Natural gas sales	419	617
Total revenues	27,482	60,739
Costs:
Direct operating expenses:
Lease operating expenses	16,190	20,505
Production and other taxes	1,879	1,828
Development expenses	2,248	4,588
Total costs	20,317	26,921
Total income	7,165	33,818
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest	$5,732	$27,054

Remaining Properties—25% Net Profits Interest
Oil sales	$7,295	$14,075
Total revenues	7,295	14,075
7.5% ORRI	494	1,021
Costs:
Direct operating expenses:
Lease operating expenses	2,156	2,682
Production and other taxes	565	423
Development expenses	3,040	6,215
Total costs	5,761	9,320
Total income	1,040	3,734
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (1)	$260	$933

Total Trust Cash Flow
80% Net Profit Interest	$5,732	27,054
7.5% ORRI	494	1,021
Settlement of commodity derivative contracts	—	1,985
PCEC operating and services fee	(519)	(511)
Total	$5,707	$29,549
Trust general and administrative expenses and cash withheld for expenses	(455)	(480)
Distributable income	$5,252	$29,069

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,184)	$(3,591)
Current period	260	933
Ending balance	$(1,924)	$(2,658)

Six Months Ended June 30, 2015 and 2014

Developed Properties — Revenue exceeded direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, by approximately $7.2 million for the six months ended June 30, 2015 compared to $33.8 million for the six months ended June 30, 2014. The decrease is attributable principally to lower oil prices and lower production compared to the prior year period. Average realized prices decreased by $46.59 per Bbl, or 49.4%, and sales volume decreased 68 MBoe, or 10.5%, contributing to a decrease in 2015 distributable income compared to 2014. The decrease in sales volume is primarily due to the suspension of cyclical steam operations for PODS 2 and 4 at Orcutt Diatomite, as previously discussed on page 18. Total lease operating expenses included in the net profits calculation during the six months ended June 30, 2015 were approximately $16.2 million compared to $20.5 million for the six months ended June 30, 2014. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, West Pico, and Orcutt Diatomite primarily due to lower commodity prices and lower production. Production and other taxes were approximately $1.9 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014. Total capital expenditures included in the net profit calculation during the six months ended June 30, 2015 were approximately $2.2 million compared to $4.6 million for the six months ended June 30, 2014. The decrease is primarily due to lower well work from Orcutt Field, Orcutt Diatomite, and lower facility upgrades from West Pico properties. Income from Net Profits Interest was approximately $5.7 million for the six months ended June 30, 2015 compared to $27.1 million for the six months ended June 30, 2014, a decrease of 78.8% as a result of the factors described above.

Remaining Properties — Revenue exceeded direct operating expenses and development expenses from the Remaining Properties, by approximately $1 million for the six months ended June 30, 2015 compared to $3.7 million for the six months ended June 30, 2014. Capital expenditures were $3.0 million for the six months ended June 30, 2015 compared to $6.2 million for the six months ended June 30, 2014. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties located at PCEC’s Orcutt Properties. Sales volumes were 156 MBoe for the six months ended June 30, 2015 compared to 150 MBoe for the six months ended June 30, 2014. The 7.5% overriding royalty on the Remaining Properties is from 37 Orcutt Diatomite wells, eight Orcutt Field wells, four East Coyote wells, and one West Pico well. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.5 million and $1.0 million during the six months ended June 30, 2015 and 2014 from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $1.9 million at June 30, 2015 compared to $2.7 million at June 30, 2014.

Commodity Derivatives — Net settlements related to commodity derivative contracts were zero for the six months ended June 30, 2015 compared to $2.0 million for the six months ended June 30, 2014.

PCEC Operating & Service Fees — PCEC charged the Trust approximately $0.5 million for the operating and services fee for each of the six month periods ended June 30, 2015 and 2014. The annual amount of the operating and services fee was $1,021,000 from April 1, 2013 through March 31, 2014. Commencing April 1, 2014, the operating and services fee increased 1.5% to $1,035,955 based on changes to the Consumer Price Index. Commencing April 1, 2015 the fee increased 1.6% to $1,052,761.

Distributable Income — The total cash received by the Trust from PCEC for the six months ended June 30, 2015 and 2014 was approximately $5.7 million and $29.5 million, respectively. The Trustee paid general and administrative expenses of $0.5 million for each of the six months ended June 30, 2015 and 2014 primarily consisting of Trustee fees, accounting fees, and New York Stock Exchange listing fees. The distributable income was approximately $5.3 million for the six months ended June 30, 2015 compared to $29.1 million for the six months ended June 30, 2014.

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

The Trustee has no current plans to authorize the Trust to borrow money. During the six months ended June 30, 2015, there were no borrowings.

Distributions Paid and Declared After Quarter End

On July 14, 2015, the distribution of $0.04289 per Trust Unit, which was declared on June 23, 2015, was paid to Trust unitholders of record as of July 3, 2015.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2014 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2015.

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

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement, (ii) the Operating and Services Agreement and (iii) the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by PCEC, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Conveyed Interests and settlements under the commodity derivative contracts between PCEC and Wells Fargo Bank, National Association for the periods during which those contracts were in effect, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended June 30, 2015, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

Item 1A. Risk Factors.

The following risk factors update the risk factors discussed in Item 1A of the Trust’s 2014 Annual Report. Except as set forth below, there are no material changes to the risk factors disclosed in Item 1A-”Risk Factors” of the Trust’s 2014 Annual Report.

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

PCEC currently has permit applications pending to allow the drilling of an additional 96 steam injection wells in the Diatomite zone at Orcutt. A Draft Environmental Impact Report was released by the County of Santa Barbara on February 9, 2015 and hearings on the project (called the “Orcutt Hill Resource Enhancement Plan” or “OHREP”) are now expected later this year, although it is possible that this timeframe could be delayed. Assuming that the OHREP project is approved (and that involves significant discretion on the part of the County), the scope of the permitted number of wells could be reduced and other conditions and limitations could be imposed on the project. Those reductions, conditions and/or limitations could negatively impact the future development by causing time delays, imposing additional expenses or rendering the project uneconomic. In addition, it is possible that there may be legal challenges to the County’s approval of the OHREP project. Following approval, PCEC will also need to obtain permits from DOGGR, and additional delays could result as noted above.

The Orcutt Field also has experienced both seeps and surface expressions. Seeps of oil from a zone which is very near the surface and actually outcrops onto the surface have occurred in parts of the Orcutt Field over long periods of time pre-dating oil production and have occurred during periods of recent production. The seeps do not originate from the zone into which steam is being injected. Rather they originate from an overlying, near surface zone. When seeps occur they are contained and monitored. If necessary, a simple canister is placed in the ground to contain any ongoing seepage. PCEC, in consultation with DOGGR, modified its injection practices in order to balance the amount of fluids injected and withdrawn into the Diatomite zone. Since this modification was made, the number of seeps has declined and only one new seep canister needed to be installed in 2014 in consultation with the appropriate regulators and two in 2015. The permitting of these seeps is part of the OHREP permitting process. If the OHREP project is approved (and that involves significant discretion on the part of the County) conditions likely will be imposed on the project with respect to seeps. Those conditions could negatively impact the future development by causing time delays, imposing additional expenses or rendering the project uneconomic. Surface expressions are situations where steam which is intended to be injected into the Diatomite oil-bearing zone instead leaks from the well and reaches the surface. In 2011, two wells in the field developed casing leaks that allowed steam to reach the surface and these wells remain out of service. In 2014, two different wells allowed steam to reach the surface and these have resulted in steaming operations being curtailed in several wells to allow investigations to be carried out under the supervision of DOGGR. That investigation is ongoing. DOGGR may impose additional operational restrictions or requirements, including requiring that wells be shut in, as a result of incidents involving surface expressions. PCEC is allowed to produce at its Orcutt properties pursuant to a field order issued by DOGGR. This field order is subject to change or revocation by DOGGR at its sole discretion.

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

Date: July 23, 2015

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