Form 10-Q
period 2015-09-30
Pacific Coast Oil Trust
filed 2015-10-22
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

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

As of October 21, 2015, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

Overriding royalty interest —A fractional, undivided interest or right of participation in the oil or natural gas, or in the proceeds from the sale of oil and natural gas, that is limited in duration to the term of an existing lease and that is not subject to the expenses of development, operation or maintenance.

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

Working interest—The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

(unaudited)

Thousands of dollars	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$51	$25
Investment in conveyed interests, net of amortization (Note 2)	230,308	236,108
Total assets	$230,359	$236,133
TRUST CORPUS
Trust corpus (38,583,158 units issued and outstanding)	230,359	236,133
Total Trust corpus	$230,359	$236,133

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars except unit amounts	2015	2014	2015	2014
Income from conveyed interests	$4,184	$15,414	$9,891	$44,963
General and administrative expenses	(162)	(198)	(594)	(682)
Cash reserves used (withheld) for Trust expenses	(3)	33	(26)	37
Distributable income	$4,019	$15,249	$9,271	$44,318

Distributable income per unit (38,583,158 units)	$0.10414	$0.39523	$0.24028	$1.14864

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars	2015	2014	2015	2014
Trust corpus, beginning of period	$233,043	$242,504	$236,133	$250,872
Cash reserves withheld (used) for future Trust expenses	3	(33)	26	(37)
Distributable income	4,019	15,249	9,271	44,318
Distributions to unitholders	(4,019)	(15,249)	(9,271)	(44,318)
Amortization of conveyed interests	(2,687)	(3,610)	(5,800)	(11,974)
Trust corpus, end of period	$230,359	$238,861	$230,359	$238,861

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust will be entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (herein referred to as a “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2019. In any monthly period following a NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

Note 2.  Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report”).

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus balance. For the three months ended September 30, 2015 and 2014, amortization expense was $2.7 million and $3.6 million, respectively. During the nine months ended September 30, 2015 and 2014, amortization expense was $5.8 million and $12.0 million, respectively. Such amortization does not affect cash earnings of the Trust. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $54.2 million and $48.4 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of September 30, 2015 or December 31, 2014.

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

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. For the three and nine months ended September 30, 2014, the Trust received from PCEC net settlements related to the commodity derivative contracts of zero and $2.0 million. Because the commodity derivative contracts expired in 2014, the Trust did not receive any amounts related to them for the three or nine month periods ended September 30, 2015.

Note 5.  Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources from that month (such as interest earned on any amounts reserved by the Trustee), over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following table illustrates information regarding the Trust’s distributions paid during the nine months ended September 30, 2015 and 2014.

Nine Months Ended September 30, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860
June 23, 2015	July 3, 2015	July 14, 2015	$0.04289
July 24, 2015	August 5, 2015	August 14, 2015	$0.03844
August 24, 2015	September 4, 2015	September 15, 2015	$0.02281

Nine Months Ended September 30, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248
June 23, 2014	July 3, 2014	July 15, 2014	$0.14872
July 24, 2014	August 6, 2014	August 14, 2014	$0.13234
August 25, 2014	September 4, 2014	September 15, 2014	$0.11417

Note 6.  Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and nine months ended September 30, 2015, the Trust paid $50,000 and $150,000, respectively, to the Trustee and zero and $2,000, respectively, to the Delaware Trustee. During the three and nine months ended September 30, 2014, the Trust paid $50,000 and $150,000, respectively, to the Trustee and zero and $2,000, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement by and between PCEC and the Trust (the “Operating and Services Agreement”), PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index. The monthly fee was equal to $83,333 starting April 1, 2012, and it has been increased each subsequent year to $85,083 in 2013, $86,330 in 2014 and $87,730 in 2015. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the trustee and PCEC. During each of the three and nine months ended September 30, 2015 and 2014, the Trust paid PCEC approximately $0.3 million and $0.8 million, respectively.

Note 7.  Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. There were no borrowings outstanding at September 30, 2015 or at December 31, 2014.

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

Note 9.  Subsequent Events

On October 15, 2015, the distribution of $0.00280 per Trust Unit, which was declared on September 24, 2015, was paid to Trust unitholders owning Trust Units as of October 5, 2015.

Item 2.    Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Trustee’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2014 Annual Report. The following review should also be read in conjunction with “Forward-Looking Statements” in this report and with Part I — Item 1A — “Risk Factors” in the Trust’s 2014 Annual Report.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (such occurrence being herein called a “NPI Payout”). Due to significant planned expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2019. In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

Commodity Prices

Oil prices have declined since the middle of 2014. In the third quarter of 2015, the ICE Brent oil spot price averaged approximately $50.44 per Bbl, compared with approximately $101.90 per Bbl in the third quarter of 2014. The ICE Brent oil spot price decreased from a high of $94.57 per Bbl in October 2014 to a low of $41.59 per Bbl in August 2015. Lower crude oil prices may not only decrease our distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore potentially lower PCEC’s crude oil reserves.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S. Natural gas prices have declined since the middle of 2014. In the third quarter of 2015, the Henry Hub price averaged approximately $2.76 per MMBtu, compared with approximately $3.96 per MMBtu in the third quarter of 2014. The Henry Hub price decreased from a high of $4.41 per MMBtu in November 2014 to a low of $2.47 per MMBtu in September 2015.

The recent significant decline in oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market. A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of PCEC’s proved reserve portfolio. The impact of commodity prices on PCEC’s estimated proved reserves can be illustrated as follows: if the SEC-mandated 2014 beginning of the prior 12 months average prices used for PCEC’s December 31, 2014 reserve report had been replaced with the Brent Futures strip prices for the applicable commodity as of September 30, 2015 (without assuming any change in development plans or costs, which has historically not been the case in periods of prolonged depressed commodity prices), then the estimated proved reserves volumes as of December 31, 2014 would have decreased by approximately 39%. The prices assumed in this example were derived using Brent Future strip prices at September 30, 2015 through December 31, 2021, which averaged $60.72 and then held flat thereafter. We believe that the use of this Brent Futures strip price may help provide investors with an understanding of the impact of sustained lower commodity price conditions on PCEC’s proved reserves through an assumed period. However, the use of this pricing example does not necessarily indicate management’s overall view on future commodity prices.

2015 Capital Program Summary

PCEC informed the Trustee at the beginning of the year that its calendar year 2015 capital program is expected to total approximately $8.1 million and will continue to be focused on rate-generating projects at Orcutt Field and West Pico and mandatory facility upgrades, and Orcutt Diatomite permitting fees.  This total includes expected investments of approximately $3.5 million ($2.8 million net to the Trust’s interest) in the Developed Properties. Approximately $4.6 million is expected to be spent on the Remaining Properties, which will not affect distributions in the current period, but the Trust’s 25% pro rata share of $1.1 million may affect the date on which the NPI payout occurs. During the nine months ended September 30, 2015, PCEC spent approximately $2.6 million on Developed Properties and $3.6 million on Remaining Properties.

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, the Trust will be paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have been used to repay PCEC for the cumulative costs it has advanced on behalf of the Trust, the net profits interests on the Remaining Properties will be paid out in place of the royalty interests, as described below. The Conveyed Interests entitle the Trust to receive the following:

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

DOGGR recently has discussed with PCEC the modification of existing well permits for approximately 21 water injections wells located at the Orcutt Field, which could require certain changes to operating procedures or well modifications. The cost and impact to operations to implement those procedures or modifications will depend on the outcome of discussions with DOGGR, but PCEC expects that any required refurbishment of those wells will increase future capital costs  and may impact production if wells are shut in during that work.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

For the three months ended September 30, 2015, income from Conveyed Interests received by the Trust amounted to $4.2 million compared with $15.4 million for the three months ended September 30, 2014. The net profits income received by the Trust during the three months ended September 30, 2015 was associated with net profits for oil and natural gas production during the months of May, June, and July 2015. The net profits income received by the Trust during the three months ended September 30, 2014 was associated with net profits for oil and natural gas production during the months of May, June, and July 2014.

Oil and natural gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and natural gas prices and the total amount of production expense and development costs.  As oil and natural gas prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses and development costs in reaching the net profits break-even level changes inversely with price.  Accordingly, the underlying property production volumes do not correlate with the Trust’s net profit share of those volumes in any given period.  Therefore, the comparative discussion of oil and natural gas volumes is based on the underlying properties as stated in the table.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014
Developed Properties:
Underlying sales volumes (Boe) (a)	282,180	318,333
Average daily production (Boe/d)	3,067	3,460
Average price (per Boe)	$50.57	$96.69
Production cost (per Boe) (b)	$30.81	$33.49

Remaining Properties:
Underlying sales volumes (Boe) (c)	74,393	82,428
Average daily production (Boe/d)	809	896
Average price (per Boe)	$49.02	$96.50
Production cost (per Boe) (b)	$19.01	$28.28

(a) Crude oil sales represented 96% and 97% of sales volumes from the Developed Properties for the three months ended September 30, 2015 and 2014, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c) Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three months ended September 30, 2015 and 2014.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the three months ended September 30, 2015 and 2014 were determined as shown in the following table.

Thousands of dollars	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Developed Properties—80% Net Profits Interest
Oil sales	$14,090	$30,449
Natural gas sales	179	330
Total revenues	14,269	30,779
Costs:
Direct operating expenses:
Lease operating expenses	7,805	9,809
Production and other taxes	889	853
Development expenses	318	1,212
Total costs	9,012	11,874
Total income	5,257	18,905
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest	$4,206	$15,124

Remaining Properties—25% Net Profits Interest
Oil sales	$3,640	$7,955
Natural gas sales	7	—
Total revenues	3,647	7,955
7.5% ORRI	241	550
Costs:
Direct operating expenses:
Lease operating expenses	1,137	2,102
Production and other taxes	277	230
Development expenses	605	4,516
Total costs	2,019	6,848
Total income	1,387	557
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (1)	$347	$139

Total Trust Cash Flow
80% Net Profit Interest	$4,206	$15,124
7.5% ORRI	241	550
Settlement of commodity derivative contracts	—	—
PCEC operating and services fee	(263)	(260)
Total	$4,184	$15,414
Trust general and administrative expenses and cash withheld for expenses	(165)	(165)
Distributable income	$4,019	$15,249

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,924)	$(2,659)
Current period	347	139
Ending balance	$(1,577)	$(2,520)

Three Months Ended September 30, 2015 and 2014

Developed Properties — Revenue exceeded direct operating expenses and development expenses from the Developed Properties by approximately $5.3 million for the three months ended September 30, 2015 compared to $18.9 million for the three months ended September 30, 2014. The decrease is attributable principally to lower oil prices and lower production compared to the prior year quarter. Average realized prices decreased by $46.12 per Bbl, or 47.7%, and sales volume decreased 36 MBoe, or 11.4%, contributing to a decrease in 2015 distributable income compared to 2014. The decrease in sales volume is primarily due to the suspension of cyclical steam operations for PODS 2 and 4 at Orcutt Diatomite, as previously discussed under “Properties” on page 18. Total lease operating expenses included in the net profits calculation during the quarter were approximately $7.8 million for the three months ended September 30, 2015 compared to $9.8 million for the three months ended September 30, 2014. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, and West Pico, which resulted from lower commodity prices and lower steaming operations at Orcutt Diatomite. Production and other taxes were approximately $0.9 million for each of the three months ended September 30, 2015 and 2014. Total capital expenditures included in the net profit calculation during the quarter were approximately $0.3 million for the three months ended September 30, 2015 compared to $1.2 million for the three months ended September 30, 2014. The decrease is primarily due to lower well work at Orcutt Field and Orcutt Diatomite. Income from Net Profits Interest was approximately $4.2 million for the three months ended September 30, 2015 compared to $15.1 million for the three months ended September 30, 2014, a decrease of 72.2% as a result of the factors described above.

Remaining Properties — Revenue exceeded direct operating expenses and development expenses from the Remaining Properties by approximately $1.4 million for the three months ended September 30, 2015 compared to $0.6 million for the three months ended September 30, 2014. Capital expenditures were $0.6 million for the three months ended September 30, 2015 compared to $4.5 million for the three months ended September 30, 2014. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties located at PCEC’s Orcutt properties. Sales volumes were 74 MBoe for the three months ended September 30, 2015 compared to 82 MBoe for the three months ended September 30, 2014. The 7.5% overriding royalty on the Remaining Properties is from 37 Orcutt Diatomite wells, ten Orcutt Field wells, four East Coyote wells, and one West Pico well. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.2 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively, from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $1.6 million at September 30, 2015 compared to $2.5 million at September 30, 2014.

Commodity Derivatives — Net settlements related to commodity derivative contracts were zero for the three months ended September 30, 2015 and 2014.

PCEC Operating & Service Fees — PCEC charged the Trust approximately $0.3 million for the operating and services fee for each of the three month periods ended September 30, 2015 and 2014. The annual amount of the operating and services fee was $1,021,000 from April 1, 2013 through March 31, 2014. Commencing April 1, 2014, the operating and services fee increased 1.5% to $1,035,955 based on changes to the Consumer Price Index. Commencing April 1, 2015 the fee increased 1.6% to $1,052,761.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended September 30, 2015 and 2014 was approximately $4.2 million and $15.4 million, respectively. The Trustee paid general and administrative expenses of $0.2 million during each of the three months ended September 30, 2015 and 2014, primarily consisting of auditing fees, Trustee fees, and legal fees during the third quarters of 2015 and 2014. The distributable income was approximately $4.0 million for the quarter ended September 30, 2015 compared to $15.2 million for the quarter ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, income from Conveyed Interests received by the Trust amounted to $9.9 million compared with $45.0 million for the nine months ended September 30, 2014. The net profits income received by the Trust during the nine months ended September 30, 2015 was associated with net profits for oil and natural gas production during the months of November and December 2014 and January through July 2015. The net profits income received by the Trust during the nine months ended September 30, 2014 was associated with net profits for oil and natural gas production during the months of November and December 2013 and January through July 2014.

Oil and natural gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs.  As oil and gas prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses and development costs in reaching the net profits break-even level changes inversely with price.  Accordingly, the underlying property production volumes do not correlate with the Trust’s net profit share of those volumes in any given period.  Therefore, the comparative discussion of oil and natural gas volumes is based on the underlying properties as stated in the table.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,
	2015	2014
Developed Properties:
Underlying sales volumes (Boe) (a)	859,147	962,972
Average daily production (Boe/d)	3,147	3,527
Average price (per Boe)	$48.60	$95.04
Production cost (per Boe) (b)	$31.15	$34.26

Remaining Properties:
Underlying sales volumes (Boe) (c)	230,091	232,615
Average daily production (Boe/d)	843	852
Average price (per Boe)	$47.55	$94.70
Production cost (per Boe) (b)	$17.97	$23.37

(a)  Crude oil sales represented 96% and 97% of sales volumes from the Developed Properties for the nine months ended September 30, 2015 and 2014, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c) Crude oil sales represented approximately 100% of total sales volumes from the Remaining Properties for each of the nine-month periods ended September 30, 2015 and 2014.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the nine months ended September 30, 2015 and 2014 were determined as shown in the following table.

Thousands of dollars	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Developed Properties—80% Net Profits Interest
Oil sales	$41,153	$90,571
Natural gas sales	598	947
Total revenues	41,751	91,518
Costs:
Direct operating expenses:
Lease operating expenses	23,995	30,314
Production and other taxes	2,768	2,682
Development expenses	2,565	5,800
Total costs	29,328	38,796
Total income	12,423	52,722
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest	$9,938	$42,177

Remaining Properties—25% Net Profits Interest
Oil sales	$10,931	$22,029
Natural gas sales	11	—
Total revenues	10,942	22,029
7.5% ORRI	735	1,572
Costs:
Direct operating expenses:
Lease operating expenses	3,293	4,783
Production and other taxes	843	653
Development expenses	3,645	10,731
Total costs	7,781	16,167
Total income	2,426	4,290
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (1)	$607	$1,072

Total Trust Cash Flow
80% Net Profit Interest	$9,938	$42,177
7.5% ORRI	735	1,572
Settlement of commodity derivative contracts	—	1,985
PCEC operating and services fee	(782)	(771)
Total	$9,891	$44,963
Trust general and administrative expenses and cash withheld for expenses	(620)	(645)
Distributable income	$9,271	$44,318

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,184)	$(3,591)
Current period	607	1,072
Ending balance	$(1,577)	$(2,519)

Nine Months Ended September 30, 2015 and 2014

Developed Properties — Revenue exceeded direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, by approximately $12.4 million for the nine months ended September 30, 2015 compared to $52.7 million for the nine months ended September 30, 2014. The decrease is attributable principally to lower oil prices and lower production compared to the prior year period. Average realized prices decreased by $46.44 per Bbl, or 48.9%, and sales volume decreased 104 MBoe, or 10.8%, contributing to a decrease in 2015 distributable income compared to 2014. The decrease in sales volume is primarily due to the suspension of cyclical steam operations for PODS 2 and 4 at Orcutt Diatomite, as previously discussed under “Properties” on page 18. Total lease operating expenses included in the net profits calculation during the nine months ended September 30, 2015 were approximately $24.0 million compared to $30.3 million for the nine months ended September 30, 2014. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, West Pico, and Orcutt Diatomite primarily due to lower commodity prices and lower steaming operations at Orcutt Diatomite. Production and other taxes were approximately $2.8 million for the nine months ended September 30, 2015 compared to $2.7 million for the nine months ended September 30, 2014. Total capital expenditures included in the net profit calculation during the nine months ended September 30, 2015 were approximately $2.6 million compared to $5.8 million for the nine months ended September 30, 2014. The decrease is primarily due to lower well work from Orcutt Field, Orcutt Diatomite, and lower facility upgrades from West Pico properties. Income from Net Profits Interest was approximately $9.9 million for the nine months ended September 30, 2015 compared to $42.2 million for the nine months ended September 30, 2014, a decrease of 76.4% as a result of the factors described above.

Remaining Properties — Revenue exceeded direct operating expenses and development expenses from the Remaining Properties, by approximately $2.4 million for the nine months ended September 30, 2015 compared to $4.3 million for the nine months ended September 30, 2014. Capital expenditures were $3.6 million for the nine months ended September 30, 2015 compared to $10.7 million for the nine months ended September 30, 2014. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties located at PCEC’s Orcutt Properties. Sales volumes were 230 MBoe for the nine months ended September 30, 2015 compared to 233 MBoe for the nine months ended September 30, 2014. The 7.5% overriding royalty on the Remaining Properties is from 37 Orcutt Diatomite wells, nine Orcutt Field wells, four East Coyote wells, and one West Pico well. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.7 million and $1.6 million during the nine months ended September 30, 2015 and 2014, respectively, from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $1.6 million at September 30, 2015 compared to $2.5 million at September 30, 2014.

Commodity Derivatives — Net settlements related to commodity derivative contracts were zero for the nine months ended September 30, 2015 compared to $2.0 million for the nine months ended September 30, 2014.

PCEC Operating & Service Fees — PCEC charged the Trust approximately $0.8 million for the operating and services fee for each of the nine month periods ended September 30, 2015 and 2014. The annual amount of the operating and services fee was $1,021,000 from April 1, 2013 through March 31, 2014. Commencing April 1, 2014, the operating and services fee increased 1.5% to $1,035,955 based on changes to the Consumer Price Index. Commencing April 1, 2015 the fee increased 1.6% to $1,052,761.

Distributable Income — The total cash received by the Trust from PCEC for the nine months ended September 30, 2015 and 2014 was approximately $9.9 million and $45.0 million, respectively. The Trustee paid general and administrative expenses of $0.6 million for each of the nine months ended September 30, 2015 and 2014, primarily consisting of Trustee fees, auditing fees, and New York Stock Exchange listing fees. The distributable income was approximately $9.3 million for the nine months ended September 30, 2015 compared to $44.3 million for the nine months ended September 30, 2014.

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

The Trustee has no current plans to authorize the Trust to borrow money. During the nine months ended September 30, 2015, there were no borrowings.

Distributions Paid and Declared After Quarter End

On October 15, 2015, the distribution of $0.00280 per Trust Unit, which was declared on September 24, 2015, was paid to Trust unitholders of record as of October 5, 2015.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trust’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2014 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2015.

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

Credit Risk. The Trust’s most significant credit risk is the risk of the bankruptcy of PCEC. The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves. Further, in the event of the bankruptcy of

PCEC, if a court were to hold that the Net Profits Interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net Profits Interests.

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

During the quarter ended September 30, 2015, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors disclosed in Part 1-Item 1A. “-Risk Factors” of our 2014 Annual Report, except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Date: October 22, 2015

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