Form 10-K
period 2015-12-31
Pacific Coast Oil Trust
filed 2016-03-04
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 001-35532

PACIFIC COAST OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware	80-6216242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 236-6555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust held by non-affiliates of the registrant at the closing price on June 30, 2015 of $4.02 was approximately $155,104,295.

As of March 4, 2016, 38,583,158 Units of Beneficial Interest of the Trust were outstanding.

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

Overriding royalty interest—A fractional, undivided interest or right of participation in the oil or natural gas, or in the proceeds from the sale of oil and natural gas, that is limited in duration to the term of an existing lease and that is not subject to the expenses of development, operation or maintenance.

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

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Underlying Properties consist of (i) the proved developed reserves as of December 31, 2011 on the Underlying Properties, which are referred to as the “Developed Properties,” and (ii) all other development potential on the Underlying Properties, which are referred to as the “Remaining Properties.” Production from the Developed Properties attributable to the Trust is produced from wells that, because they have already been drilled, generally require limited additional capital expenditures. Production from the Remaining Properties that is attributable to the Trust requires capital expenditures for the drilling of wells and installation of infrastructure. PCEC supplies the required capital on behalf of the Trust during the drilling and development period; however, because the costs initially incurred exceed gross proceeds, the Remaining Properties currently have negative net profits. During this period of negative net profits, instead of being paid net profits, the Trust is paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties (the “Royalty Interest Proceeds”). Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, then the NPI on the Remaining Properties will be paid out (“NPI Payout”) in place of the Royalty Interest Proceeds. Collectively, these interests entitle the Trust to receive the following:

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

The Trust has no employees. The business and affairs of the Trust are administered by the Trustee. The Trust’s purpose is to hold the Conveyed Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2015 the Trust had cash reserves of $44,999 for future Trust expenses. The Trust calculates net profits and royalties from the Underlying Properties separately for each of the Developed Properties and the Remaining Properties. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other.

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

PCEC provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, PCEC may loan funds to the Trust necessary to pay such expenses, and PCEC has agreed to do so under certain circumstances. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid in full. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. On February 25, 2016, the Trust borrowed from PCEC $232,000 and is expecting to borrow $137,000 from PCEC on March 10, 2016.

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Conveyed Interests, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, is less than $2.0 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.

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

During the year ended December 31, 2015, PCEC sold the oil produced from the Underlying Properties to third-party oil purchasers. Oil production from the Underlying Properties is typically transported by pipeline from the field to a gathering facility or refinery. PCEC sells the majority of the oil production from the Underlying Properties under contracts using market sensitive pricing. The price received by PCEC for the crude oil production from the Underlying Properties is based upon published industry standard market sensitive regional price postings, adjusted based upon delivery location and actual quality of the crude produced. In 2015, Phillips 66 accounted for 92% of PCEC’s net sales. All natural gas produced by PCEC at Orcutt Hill is consumed in the lifting and production of the Diatomite and Conventional Orcutt crude; all other natural gas produced is marketed and sold to third-party purchasers, based upon published Industry market sensitive regional price postings for the natural gas.

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust assets and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 38,583,158 Trust Units outstanding as of December 31, 2015.

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

Net Profits Interests

The amounts paid to the Trust for each Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly. Each calendar month, 80% of the net profits from the sale of oil and natural gas production from the Developed Properties is paid to the Trust generally on or before the eighth business day after the last business day of the following month. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds and the Trust continues to receive such proceeds until the first day of the month following an NPI Payout. In calendar months following an NPI Payout, 25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties will be paid to the Trust on or before the end of the following month. Due to significant planned capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust and also as a result of lower commodity prices, PCEC expects the Trust to only receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will be in approximately 2028.

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

Costs deducted in the net profits determination will be reduced by certain offset amounts. The offset amounts are further described in the Conveyance, and include, among other things, certain net proceeds attributable to the treatment or processing of hydrocarbons produced from the Underlying Properties and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells. If the offset amounts exceed the costs during a monthly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next monthly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable month, are less than the costs arising in such month.

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

Overriding Royalty Interest

For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive an amount equal to 7.5% of the proceeds attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (free of any production or development costs but bearing its proportionate share of production and property taxes and post-production costs) (the “Royalty Interest”). Due to significant capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust and also as a result of lower commodity prices, PCEC expects the Trust to only receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will be in approximately 2028.

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

Available Trust Tax Information and U.S. Federal Income Tax Rates

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2015 federal and state income tax returns. This tax information booklet can be obtained at www.pacificcoastoiltrust.com.

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

California State Tax Matters

PCEC has obtained a waiver from the State of California of the requirement to withhold 7% of the amounts paid to the Trust that are attributable to the Conveyed Interests held by unitholders not qualifying for an exemption from withholding. PCEC agreed to use its commercially reasonable efforts to maintain such waiver, including by seeking a renewal of such waiver prior to its expiration under California law. PCEC has received a renewal of the waiver for the years 2016 and 2017. PCEC may not be able to obtain such a waiver in the future, in which case PCEC would be required to withhold such amounts. Unless extended, the waiver will expire on December 31, 2017, and the Trust will be required to begin withholding beginning with the distribution expected to be paid in January 2018.

Environmental Matters and Regulation

General.  PCEC’s oil and natural gas exploration and production operations are subject to stringent, comprehensive and complex federal, regional, state and local laws and regulations governing the release, discharge or emission of materials into the environment, the handling of hazardous substances or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on PCEC’s operations, including requirements to:

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

Hazardous substances and waste handling.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose liability without regard to fault or the legality of conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the current or past owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA has deleted authority to the individual states to administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. PCEC may, from time to time generate hazardous waste that is subject to RCRA. Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

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

Water discharges.  The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In September 2015, new EPA and U.S. Army Corps of Engineers rules defining the scope of the EPA’s and the Corps’ jurisdiction became effective. To the extent the rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of the Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge. The Clean Water Act also imposes spill prevention, control and countermeasure requirements, including requirements for appropriate containment berms and similar structures to help prevent the contamination of navigable waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended (“OPA”), which establishes a variety of requirements pertaining to oil spill prevention, containment and cleanup. OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under the OPA, responsible parties, including owners and operators of onshore facilities, are required to develop and implement plans for preventing and responding to oil spills and, if a spill occurs, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from the spill. Effective as of September 2015, comparable California regulations require spill contingency plans for inland oil and gas facilities.

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

In addition, in July 2014, the EPA sent a letter to the California Environmental Protection Agency and California Natural Resources Agency describing “serious deficiencies” in the state’s UIC Program and setting forth comprehensive requirements and deadlines for bringing the program into compliance with federal regulations by February 2017. In its letter, the EPA mandated an in-depth review of all existing Class II wells in California that may be injecting into non-exempt aquifers as well as a review of the state’s aquifer exemption process. In addition, the EPA directed the state to prohibit new and existing injections into aquifers that have not been approved as exempt by the EPA by February 15, 2017. The state responded by promising to comply with the EPA’s directives through a combination of rulemaking and administrative orders. This increased scrutiny of Class II wells has resulted in the California Department of Conservation, Division of Oil of Oil, Gas, and Geothermal Resources (“DOGGR”) ordering the closure of 15 injection wells in California in October 2015; additional closures are expected. Although none of PCEC’s injection wells have been ordered shut by DOGGR, if new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have an adverse effect on our results of operation and financial position.

Air emissions. The federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”), for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition the EPA has adopted new rules under the Clean Air Act that require the reduction of volatile organic compound emission from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The Clean Air Act also imposes leak detection requirements for new or modified natural gas processing plants.  These laws and regulations may require PCEC to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions.

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

Climate change. In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Recently, in December 2015, the EPA finalized rules that added new sources to the scope of greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent by 2025. These new and proposed rules could result in increased compliance costs for PCEC.

In addition, Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and many states have already taken legal measures to reduce emissions of greenhouse gases primarily through the implementation of state and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

California has been one of the leading states in adopting greenhouse gas emission reduction requirements, and has implemented a cap and trade program as well as mandates for renewable fuels sources. California’s cap and trade program requires PCEC to report greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. This includes the oil and natural gas extraction sector of which PCEC is a part. PCEC’s main sources of greenhouse gas emissions for its oil and gas operations are primarily attributable to emissions from internal combustion engines powering generators to produce electricity, flares for the disposal of excess field gas and emissions from drilling rigs. Under the California program, the cap declines annually from 2013 through 2020. PCEC will be required to obtain authorizations for each metric ton of greenhouses emitted, either in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by California, but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. These regulations increase PCEC’s costs for those operations and adversely affect its operating results and the amount of net profits it pays to the Trust. PCEC is in compliance with California’s program.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require PCEC to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, or comply with new regulatory or reporting requirements, or they could promote the use of alternative fuels and thereby decrease demand for the oil and gas PCEC produces. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Such climatic events could have an adverse effect on PCEC’s financial condition and results of operations.

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

Endangered Species Act.  The federal Endangered Species Act (“ESA”) and similar state statutes restrict activities that may affect endangered and threatened species or their habitats. The presence of endangered species or designation of previously unidentified endangered or threatened species could cause PCEC to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas, including the obligation to obtain permits from the United States Fish & Wildlife Service (“FWS”) or the California Department of Fish & Wildlife with respect to one or more such species. For example, as a result of a settlement reached in 2011, the FWS is required to make a determination on the listing of more than 250 species as endangered or threatened over the next several years. The habitats of certain protected species are known to include portions of PCEC’s areas of operation, and others may yet be found or proposed for protection at one or more of the Underlying Properties.

OSHA and other laws and regulations.  The operations of PCEC are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the OSHA Process Safety Management, the EPA community right-to-know regulations under Title III of CERCLA and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Accidental spills or releases may occur in the course of operations, and we cannot assure you that PCEC will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. In addition, we expect to be required to incur remediation costs for property, wells and facilities at the end of their useful lives. Moreover, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our business, financial condition and results of operations or ability to make distributions to the Trust.

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

•                  level and effect of trading in commodity futures markets, including by commodity price speculators; and

•                  acts of force majeure.

In 2015, WTI oil prices ranged from $34.55 per Bbl to $61.36 per Bbl. In 2014, WTI oil prices ranged from $53.45 per Bbl to $107.95 per Bbl. In 2015, Henry Hub natural gas prices ranged from $1.63 per MMBtu to $3.32 per MMBtu. In 2014, Henry Hub natural gas prices ranged from $2.74 per MMBtu to $8.15 per MMBtu. Profits to which the Trust is entitled are especially sensitive to oil prices, because oil is a high percentage of production from the Underlying Properties. In 2015, oil represented 96% of production from the Underlying Properties. Lower average realized prices have affected the Trust’s cash distributions to unitholders. For example, in February and March 2016, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests.

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

In addition, the reserve report estimating the Trust’s proved reserves, future production and income attributable to the Conveyed Interests as of December 31, 2015 was prepared, in accordance with applicable regulations, using the unweighted average first-day-of-the-month crude oil and natural gas prices during 2015 which were WTI spot crude oil price of $50.28 per barrel and $2.59 per MMBtu of natural gas. On February 29, 2016, crude oil and natural gas prices for production in which the Trust has an interest are substantially lower by $17.54 per barrel and $0.97 per MMBtu, respectively. A reserve report prepared using current oil and natural gas prices would result in substantially lower proved reserves, future production and income attributable to the Trust’s Conveyed Interests.

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

The Trust Units are a passive investment that entitle the Trust unitholder only to receive cash distributions from the Conveyed Interests and commodity derivative contracts. Trust unitholders have no voting rights with respect to PCEC and, therefore, have no managerial, contractual or other ability to influence PCEC’s activities or the operations of the Underlying Properties. PCEC operated approximately 99% of the average daily production from the Underlying Properties located at Orcutt and West Pico for the year ended December 31, 2015 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, PCEC may take actions that are in its own interest that may be different from the interests of the Trust.

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

In 2015, Phillips 66 accounted for 92% of PCEC’s net sales. As a result, a decision by Phillips 66 to discontinue or reduce its purchases of PCEC’s production may adversely impact the cash distributions available to Trust unitholders.

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

Recent regulatory changes in California have impacted PCEC’s Diatomite production. For instance, in 2010, Diatomite production decreased significantly due to the inability to drill new wells pending the receipt of permits from the California Department of Conservation, Division of Oil, Gas, and Geothermal Resources, or “DOGGR.” The current approval, among other things, includes stringent operating, response and preventative requirements relating to mechanical integrity testing and responses to integrity issues and surface expressions, among others. Compliance with these requirements and delays in regulatory reviews, as well as other regulatory action and inaction, has in the past and may in the future negatively impact the pace of drilling and steam injection and may impact development from PCEC’s Diatomite properties in the near term.

PCEC currently has permit applications pending to allow the drilling of an additional 96 steam injection wells in the Diatomite zone at Orcutt. A Draft Environmental Impact Report (“EIR”) was released by the County of Santa Barbara on February 9, 2015. Additional environmental issues were raised and PCEC undertook additional testing and analysis during 2015. That information was provided to the County in late 2015, and the County is preparing a supplement to the EIR. Hearings on the project (called the “Orcutt Hill Resource Enhancement Plan” or “OHREP”) are expected this spring, although it is possible that this timeframe could be delayed. Assuming that the OHREP project is approved (and that involves significant discretion on the part of the County), the scope of the permitted number of wells could be reduced and other conditions and limitations could be imposed on the project. Those reductions, conditions and/or limitations could negatively impact the future development by causing time delays, imposing additional expenses or rendering the project uneconomic. In addition, it is possible that there may be legal challenges to the County’s approval of the OHREP project. Following approval, PCEC will also need to obtain permits from DOGGR, and additional delays could result as noted above.

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

The State of California, through DOGGR, administers the federal Safe Drinking Water Act with respect to underground injection of fluids in conjunction with oil field activities. The United States Environmental Protection Agency (“EPA”) has criticized DOGGR for its administration of this program. The EPA is requiring DOGGR to review all of the injection wells in California to determine whether or not the appropriate standards were met to permit injection into the zones currently allowed. DOGGR is in the process of establishing a process, in conjunction with other California state agencies and with the approval of the EPA, to review the current injection practices and, in essence, re-permit injection into appropriate injection zones. DOGGR has issued a preliminary list of more than 2,000 permits/wells which it is reexamining. No PCEC wells are on the current list. PCEC believes that the area does not contain any protected aquifer. That conclusion has been documented through testing and the results submitted to DOGGR.

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

If we do not meet the NYSE’s continued listing requirements, the NYSE may delist the Trust Units, which could affect the market price, trading volume, liquidity and resale price of the Trust Units.

Under the NYSE’s continued listing requirements, a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”). As of the close of business on December 31, 2015 and February 24, 2016, the Average Closing Price of the Trust Units was $1.61 and $0.98, respectively. Under NYSE rules, a company that is out of compliance with the minimum price requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. In the event that at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. The Trust Units, if delisted by the NYSE, may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of the Trust Units. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

On February 25, 2016, the Trust received a letter from the NYSE notifying the Trust that it was not in compliance with the Minimum Price Requirement. The Trust is required to timely notify the NYSE by March 10, 2016 if it intends to cure the deficiency and to return to compliance with the NYSE’s continued listing requirements.

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

•                  PCEC may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders and the purchasers may lack PCEC’s experience or its credit worthiness. PCEC also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Conveyed Interests in connection with a sale of a portion of the Underlying Properties to which such Conveyed Interests relates. In such an event, the Trust is entitled to receive the fair market value (net of sales costs) of the Conveyed Interests released, which will be treated as an offset amount against costs and expenses. Please read “Properties—Abandonment and Sale of Underlying Properties” in Item 2 of this Annual Report.

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

The assessment of significant property taxes against PCEC could materially adversely impact the amount of cash available for distributions by the Trust to unitholders.

From time to time, PCEC receives property tax bills or supplemental property tax assessments from various counties where PCEC’s properties are located. In some cases where PCEC does not agree with the tax assessments received, it pays the property taxes under appeal until an agreement can be reached with the county involved in the dispute. In cases where the resolution between PCEC and the county results in additional property tax expenses, the additional cost would be allocated to the Underlying Properties and the Net Profits Interests. These additional property taxes could be significant and consequently could impact the amount available for distributions by the Trust.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that PCEC produces while the physical effects of climate change could disrupt their production and cause it to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Recently, in December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent by 2025. These new and proposed rules could result in increased compliance costs for PCEC.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of greenhouse gases, and many of the states have already taken legal measures to reduce greenhouse gas emissions, primarily through the implementation of state and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

California has been one of the leading states in adopting greenhouse gas emission reduction requirements, and has implemented a cap and trade program as well as mandates for renewable fuels sources. California’s cap and trade program requires PCEC to report greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. PCEC’s main sources of greenhouse gas emissions for oil and gas operations are primarily attributable to emissions from internal combustion engines powering generators to produce electricity, flares for the disposal of excess field gas and emissions from drilling rigs. Under the California program, the cap declines annually from 2013 through 2020. PCEC will be required to obtain authorizations for each metric ton of greenhouse gases emitted, either in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by the state, but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. These regulations increase PCEC’s costs for those operations and adversely affect its operating results. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these greenhouse gas initiatives will impact PCEC and the Trust. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, PCEC cannot predict the financial impact of related developments on PCEC or the Trust.

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

Pursuant to the Jumpstart Our Business Startups (JOBS) Act, the Trust’s independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as the Trust is an emerging growth company, and the Trust may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

At the time of the formation of the Trust, PCEC obtained a two-year waiver from the State of California of the requirement to withhold 7% of the amounts paid to the Trust that are attributable to the Conveyed Interests held by unitholders not qualifying for an exemption from withholding. PCEC agreed to use its commercially reasonable efforts to maintain such waiver, including by seeking a renewal of such waiver prior to its expiration under California law. PCEC has received a renewal of the waiver for the years 2016 and 2017. PCEC may not be able to obtain such a waiver in the future, in which case PCEC would be required to withhold such amounts. Unless extended, the waiver will expire on December 31, 2017, and the Trust will be required to begin withholding beginning with the distribution expected to be paid in January 1, 2018.

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

PCEC acquired its Orcutt properties in the Santa Maria Basin in 2004. PCEC operates 100% of the average daily production associated with these assets and has an average working interest and net revenue interest of approximately 98% and 95%, respectively, in its Orcutt properties. PCEC acquired its West Pico and Sawtelle properties in the Los Angeles Basin in 1993 and acquired its East Coyote properties in 1999 and 2000. PCEC operated approximately 95% of the average daily production associated with its West Pico properties in the Los Angeles Basin during 2013 and its interests in Sawtelle and East Coyote were operated by Breitburn Operating LP (“BOLP”), a subsidiary of Breitburn Energy Partners LP.

As of December 31, 2015, the Underlying Properties had proved reserves of 23.1 MMBoe. As of December 31, 2015, approximately 61% of the volumes of the proved reserves associated with the Underlying Properties and 78% of the volumes of the proved reserves associated with the Trust were attributed to proved developed reserves. Proved developed reserves are the most valuable and lowest risk category of reserves because their production requires no significant future development expenses. In addition, 100% of the Underlying Properties are held by production or owned in fee. For the year ended December 31, 2015, the average net sales (after royalties and other interests) were approximately 3,105 Boe/d from the Underlying Properties and 807 Boe/d from the Remaining Properties. In 2015, approximately 96% of production from the Underlying Properties consisted of oil and 100% of the production from the Remaining Properties consisted of oil.

PCEC’s interests in the Underlying Properties require PCEC to bear its proportionate share of the costs of development and operation of such properties. The Underlying Properties are burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum and geological engineers, estimated crude oil, NGL and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2015. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third-party reserve reports is Mark L. Pease, the Chief Operating Officer of PCEC’s General Partner. Mr. Pease received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1979. Prior to joining PCEC’s General Partner, Mr. Pease was Senior Vice President, E&P Technology & Services for Anadarko Petroleum Corporation. Mr. Pease has over 30 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Pease consults with NSAI during the reserve estimation process to review properties, assumptions and relevant data.

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

The following table summarizes the estimated proved reserve quantities and discounted future net cash flows attributable to the Trust and Underlying Properties as of December 31, 2015:

	Trust Net Profits Interests				Underlying Properties
	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows (in thousands)	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows (in thousands)

Developed Properties	3,452.2	229.2	3,490.4	82,230.3	11,792.3	696.3	11,908.4	101,965.7

Remaining Properties
Developed	208.9	—	209.0	5,695.5	2,113.6	—	2,113.6	24,809.5
Undeveloped	1,035.5	—	1,035.5	21,263.2	9,047.5	—	9,047.5	45,610.6
Total Remaining Properties	1,244.4	—	1,244.5	26,958.7	11,161.1	—	11,161.1	70,420.1

Total Proved	4,696.6	229.2	4,734.9	109,189.0	22,953.4	696.3	23,069.5	172,385.8

(a) Estimated proved reserves of oil include condensate and natural gas liquids.

Proved undeveloped reserves decreased by 648 MBoe to 1,036 MBoe at the end of 2015 compared to 1,684 MBoe at the end of 2014. The decrease was primarily a result of lower commodity prices. There were no conversions of proved undeveloped reserves to developed reserves during the year ended December 31, 2015. As of December 31, 2015, there were no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and it is expected that all estimated proved undeveloped reserves will be developed within five years of the recognition of those reserves.

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the three years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
Thousands of dollars	2015	2014	2013
Beginning balance	$409,480	$501,822	$538,543
Net change in sales and transfer prices, net of production expense	(313,496)	(82,260)	21,483
Accretion of discount	40,948	50,182	53,854
Revisions of previous estimates and other (a)	(15,888)	(4,268)	(40,963)
Income from conveyed interests (a)	(11,855)	(55,997)	(71,094)
Standardized measure	$109,189	$409,480	$501,822

(a) Certain reclassifications have been made to our 2014 and 2013 amounts noted to conform them to the 2015 presentation.

The average adjusted production prices weighted by production over the remaining lives of the properties are $44.08 per barrel of oil and $2.81 per MCF of gas for net proved reserves attributable to the Trust. The average adjusted production prices weighted by production over the remaining lives of the properties are $43.20 per barrel of oil, $39.78 per barrel of NGL, and $2.68 per MCF of gas for net proved reserves attributable to the Underlying Properties.

The recent significant decline in oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market. A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserve portfolio. For example, if the SEC prices used for our December 31, 2015 reserve report had been 10% less per Bbl and 10% less per MMBtu, respectively, then the standardized measure of our estimated proved reserves as of December 31, 2015 would have decreased by approximately $25.5 million, from $109.2 million to $83.7 million.

Production and Price History

The production and price history for the Developed and Remaining Properties for the year ended December 31, 2015 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2014 and January through October 2015. The production and price history for the Developed and Remaining Properties during 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January through October 2014. The production and price history for the Developed and Remaining Properties during 2013 was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January through October 2013.

The following table summarizes our production and sales prices of oil and natural gas for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Developed Properties:
Underlying sales volumes (Boe) (a)	1,133,191	1,275,072	1,301,095
Average daily production (Boe/d)	3,105	3,493	3,565
Average price (per Boe)	$46.09	$92.00	$98.59
Production cost (per Boe)	$31.22	$35.31	$32.09

Remaining Properties:
Underlying sales volumes (Boe) (b)	294,608	311,983	297,195
Average daily production (Boe/d)	807	855	814
Average price (per Boe)	$45.11	$91.38	$97.72
Production cost (per Boe)	$20.00	$24.06	$19.12

(a) Oil sales represented 96% of total sales volumes from the Developed Properties for the year ended December 31, 2015, and 97% of total sales volumes from the Developed Properties for both the years ended December 31, 2014 and 2013, respectively.

(b) Oil sales represented 100% of total sales volumes from the Remaining Properties for the years ended December 31, 2015, 2014 and 2013, respectively.

Producing Acreage and Well Counts

All of the acreage composing the Underlying Properties is held by production. Although many of PCEC’s wells produce both oil and associated natural gas, because the majority of production is oil-based, all of PCEC’s wells are classified as oil wells. The Underlying Properties are interests in properties located in the Santa Maria Basin and Los Angeles Basin. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2015:

	Total Acreage
	Gross	Net
Santa Maria Basin	4,130	3,342
Los Angeles Basin	2,107	1,028
Total	6,237	4,370

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2015:

	Oil
	Gross Wells (1)	Net Wells
Santa Maria Basin	230	227
Los Angeles Basin	106	65
Total	336	292

(1) Total wells include 271 wells operated by PCEC, 65 wells operated by BOLP and three wells operated by Freeport McMoRan Oil & Gas, Inc. “FMI”.

The following is a summary of the number of development wells drilled on the Underlying Properties during 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015		2014		2013
	Gross (1)	Net	Gross (1)	Net	Gross (1)	Net
Development Wells:
Productive	—	—	1	1	1	1
Dry holes	—	—	—	—	—	—
Total	—	—	1	1	1	1

(1) There were no wells in progress at the years ended December 31, 2015, 2014 and 2013.

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

Orcutt Conventional

The Orcutt oilfield was discovered in 1901. Initial production from the Orcutt oilfield came from the Monterey and Point Sal formations, which are located at depths between 2,000 and 4,000 feet below the surface. The Monterey formation in the Orcutt oilfield is a fractured dolomitic shale that is highly productive. The Point Sal formation is a shallow marine deposited turbidite sandstone that is also highly productive. Oil recovery from these formations is enhanced by waterflood injection. Beginning in 2005, the SX formation underlying PCEC’s Orcutt properties was developed. The SX formation is a silty sandstone at a depth of 1,300 feet below the surface. A waterflood was initiated for the SX formation in 2009 to maintain reservoir pressure. The producing wells are all artificially lifted with either conventional rod pump, progressive cavity pumps or electric submersible pumps. There are currently 134 Monterey, Point Sal and SX formation producing wells, and 60 waterflood injection wells on PCEC’s conventional Orcutt properties. PCEC has operated its Orcutt properties for over ten years. PCEC operates 100% of these assets and has an average working interest of approximately 96%.

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

The Diatomite formation in the Orcutt oilfield lies approximately 500 to 1,100 feet below the surface. PCEC began cyclic steam development in 2005 and was producing from about 70 active Diatomite wells using the process described above as of December 31, 2015. Current production is about 1,000 Boe per day. PCEC began a project expansion (Module 2) in 2011 to increase the total Diatomite project to 96 wells. Since 2011, Module 2 has been successful in key parameters including project cost, execution timing, and well performance.  Initial production from these wells averaged 25 Boe/d per well with an overall steam to oil ratio of 2.5 barrels of steam injected to produce one barrel of oil.

PCEC has targeted the Diatomite formation at depths greater than 400 feet below the surface for development, the area of which covers 750 acres within PCEC’s Orcutt properties. PCEC has developed approximately 50 acres to date, and produced over 2,270 MBoe from the Diatomite oilfield.

Careaga formation

Overlying the Diatomite formation in the Orcutt oilfield is the Careaga sandstone reservoir. The Careaga outcrops at the surface in some locations and extends to depths of 90 to 160 feet below the surface. This reservoir contains very heavy oil in the range of 9-10 degree API. PCEC collects the Careaga oil that flows to the surface in containers utilizing French drains. PCEC produces approximately 70 Bbls/d of the Careaga oil that is pumped from the cisterns and sold with the rest of its oil production.

Los Angeles Basin

The Underlying Properties in the Los Angeles Basin consist of the West Pico, Sawtelle and East Coyote properties. The portion of the Underlying Properties located in the Los Angeles Basin consists of 2,107 gross (1,028 net) acres.

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

West Pico

The West Pico Unit was developed from an urban drilling and production site which came on production in 1966. In 2000, PCEC undertook a modernization of its facility and installed a permanently enclosed, electric, soundproof drilling and workover rig that allows for uninterrupted drilling and workover operations despite its close proximity to residential neighborhoods. Production from the West Pico Unit comes from sandstone reservoirs ranging in depths between 4,000 and 7,000 feet below the surface. Oil recovery is enhanced by waterflood injection. The producing wells in the West Pico Unit are all artificially lifted with hydraulic rod pumps and electric submersible pumps. There are currently 36 producing wells and 6 waterflood injection wells in the West Pico Unit. PCEC has the potential to drill up to 10 additional wells in the West Pico Unit.

West Pico also includes three wells held by the Stocker JV, a joint venture between PCEC and Freeport McMoRan Oil & Gas, Inc. (“FMI”). In accordance with the contractual arrangements with FMI, FMI operates these three wells that were drilled from its facility to three lease line locations between FMI’s and PCEC’s production units. These wells are equally owned by PCEC and FMI, and PCEC receives the production attributable to its properties.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action. The Trust expects the settlement agreement to be finalized during the first quarter of 2016. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units are listed on the New York Stock Exchange (“NYSE”) under the symbol “ROYT.” The high and low sales prices per unit for each quarter of 2015 and 2014 for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods, were as follows:

	Price Range		Distributions
	High	Low	Paid
2015
Fourth Quarter (October 1 through December 31)	$2.60	$1.13	$0.01914
Third Quarter (July 1 through September 30)	$4.01	$2.06	$0.10414
Second Quarter (April 1 through June 30)	$4.44	$3.61	$0.04532
First Quarter (January 1 through March 31)	$6.84	$3.62	$0.09082

2014
Fourth Quarter (October 1 through December 31)	$10.54	$4.96	$0.25318
Third Quarter (July 1 through September 30)	$13.00	$9.61	$0.39523
Second Quarter (April 1 through June 30)	$13.48	$12.64	$0.36538
First Quarter (January 1 through March 31)	$14.25	$12.51	$0.38803

At December 31, 2015, there were 38,583,158 Trust Units outstanding. On March 3, 2016 the closing sales price of the Trust Units as reported by the NYSE was $1.10 per unit, and there were three unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders, based on information provided by PCEC. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following tables illustrate information regarding the Trust’s distributions paid during the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860
June 23, 2015	July 3, 2015	July 14, 2015	$0.04289
July 24, 2015	August 5, 2015	August 14, 2015	$0.03844
August 24, 2015	September 4, 2015	September 15, 2015	$0.02281
September 24, 2015	October 5, 2015	October 15, 2015	$0.00280
October 23, 2015	November 4, 2015	November 16, 2015	$0.00750
November 23, 2015	December 3, 2015	December 14, 2015	$0.00884

Year Ended December 31, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248
June 23, 2014	July 3, 2014	July 15, 2014	$0.14872
July 24, 2014	August 6, 2014	August 14, 2014	$0.13234
August 25, 2014	September 4, 2014	September 15, 2014	$0.11417
September 23, 2014	October 6, 2014	October 14, 2014	$0.09219
October 23, 2014	November 5, 2014	November 14, 2014	$0.08808
November 24, 2014	December 4, 2014	December 12, 2014	$0.07291

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Sales of Unregistered Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this Annual Report.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2015.

Item 6. Selected Financial Data.

The following table sets forth selected data for the Trust for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Thousands of dollars, except per unit amounts	2015	2014	2013
Income from conveyed interests	$11,855	$55,997	$71,094
Distributable income	$10,009	$54,087	$69,356
Distributable income per unit	$0.25942	$1.40182	$1.79759
Trust corpus (38,583,158 units)	$229,090	$236,133	$250,872

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust would be entitled to receive the Royalty Interest Proceeds, and the Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties, an event we refer to as a “NPI Payout”. Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2028. In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

The Trust is exposed to fluctuations in energy prices in the normal course of business due to Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, in February and March 2016, because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.

In 2015, the oil, NGLs and natural gas prices exhibited significant volatility. Domestic oil prices rose steadily in the first half of the year and then continued to steadily decline further toward the end of the year. In 2015, the WTI crude oil spot price averaged approximately $48.68 per Bbl, compared with approximately $93.20 per Bbl a year earlier. In 2016 to date, the WTI crude oil spot price has averaged $30.99 per Bbl. Lower crude oil prices may not only decrease our distributable income, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S. In 2015, the Henry Hub price averaged approximately $2.62 per MMBtu, compared with approximately $4.37 per MMBtu a year earlier. In 2016 to date, the natural gas spot price at Henry Hub has averaged approximately $2.14 per MMBtu.

The recent significant decline in oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market. A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserve portfolio. For example, if the SEC prices used for our December 31, 2015 reserve report had been 10% less per Bbl and 10% less per MMBtu, respectively, then the standardized measure of our estimated proved reserves as of December 31, 2015 would have decreased by approximately $25.5 million, from $109.2 million to $83.7 million.

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

On April 6, 2015, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) mandating the suspension of cyclic steaming operations in PODS 2 and 4 at Orcutt Diatomite, citing concern over surface expressions related to two wells occurring late in 2014 and the potential for landslides on the property. This resulted in the suspension of steaming to 22 wells and curtailed production by approximately 300 barrels of oil per day. PCEC undertook significant testing and has installed monitoring equipment pursuant to direction from DOGGR. PCEC continues to cooperate with DOGGR to develop and implement a work plan that addresses DOGGR’s concerns.

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Field, which could require certain changes to operating procedures or well modifications. In a letter dated September 30, 2015 in response, PCEC proposed and has implemented a schedule to modify one of the affected wells each quarter until all have been modified. The first such modification was successfully completed in the first quarter of 2016 and PCEC’s capital budget for 2016 includes an additional modification during each remaining quarter. If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase. Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Recent Developments

On February 25, 2016, the Trust borrowed $232,000 from PCEC as Trust expenses exceeded the cash generate from the Conveyed Interests and is expecting to borrow $137,000 on March 10, 2016. No distribution will be made to Trust unitholders until the indebtedness borrowed, including interest thereon, has been paid in full.

Results of Operations

For the years ended December 31, 2015, 2014, and 2013, income from Net Profits Interests received by the Trust amounted to $11.9 million, $56.0 million, and $71.1 million, respectively. The net profits income received by the Trust for the year ended December 31, 2015 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2014 and January through October 2015. The net profits income received by the Trust during 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January through October 2014. The net profits income received by the Trust during 2013 was primarily associated with net profits for oil and natural gas production during the months of November and December 2012 and January through October 2013.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Developed Properties:
Underlying sales volumes (Boe) (a)	1,133,191	1,275,072	1,301,095
Average daily production (Boe/d)	3,105	3,493	3,565
Average price (per Boe)	$46.09	$92.00	$98.59
Production cost (per Boe)	$31.22	$35.31	$32.09

Remaining Properties:
Underlying sales volumes (Boe) (b)	294,608	311,983	297,195
Average daily production (Boe/d)	807	855	814
Average price (per Boe)	$45.11	$91.38	$97.72
Production cost (per Boe)	$20.00	$24.06	$19.12

(a) Oil sales represented 96% of total sales volumes from the Developed Properties for the year ended December 31, 2015, and 97% of total sales volumes from the Developed Properties for both the years ended December 31, 2014 and December 31, 2013.

(b) Oil sales represented 100% of total sales volumes from the Remaining Properties.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the years ended December 31, 2015, 2014 and 2013 were determined as shown in the following table:

	Year Ended December 31,
Thousands of dollars	2015	2014	2013

Developed Properties—80% Net Profits Interest
Oil sales	$51,438	$116,054	$127,230
Natural gas sales	789	1,248	1,048
Total revenues	52,227	117,302	128,278
Costs:
Direct operating expenses:
Lease operating expenses	31,578	41,068	38,099
Production and other taxes	3,798	3,954	3,655
Development expenses	3,133	7,286	6,064
Total costs	38,509	52,308	47,818
Total income	13,718	64,994	80,460
Net Profits Interest	80%	80%	80%
Income from 80% Net Profits Interest	$10,974	$51,995	$64,368

Remaining Properties—25% Net Profits Interest
Oil sales	13,291	$28,508	$29,043
Total revenues	13,291	28,508	29,043
7.5% Overriding Royalty Interest	881	2,017	2,125
Costs:
Direct operating expenses:
Lease operating expenses	4,772	6,489	4,975
Production and other taxes	1,119	1,017	708
Development expenses	4,799	13,349	14,706
Total costs	10,690	20,855	20,389
Total income	1,720	5,636	6,529
Net Profits Interest	25%	25%	25%
Income from 25% Net Profits Interest (1)	$430	$1,409	$1,632
Total Trust Cash Flow
80% Net Profit Interest	$10,974	$51,995	$64,368
7.5% Overriding Royalty Interest	881	2,017	2,125
Settlement of commodity derivative contracts	—	1,985	4,601
Total income	11,855	55,997	71,094
PCEC operating and service fee	(1,046)	(1,030)	(1,012)
Total	$10,809	$54,967	$70,082
Trust general and administrative expenses and cash withheld for expenses	(800)	(880)	(726)
Distributable income	$10,009	$54,087	$69,356

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,182)	$(3,591)	$(5,223)
Current period	430	1,409	1,632
Ending balance	$(1,752)	$(2,182)	$(3,591)

Comparison of Net Profits and Royalty Income Received for the Years Ended December 31, 2015, 2014 and 2013

Developed Properties - Excess of revenues over direct operating expenses and development expenses was $13.7 million for the year ended December 31, 2015 compared to excess of revenues over direct operating expenses and development expenses, before net settlements related to commodity derivative contracts, of $65.0 million for the year ended December 31, 2014. Average realized prices decreased $45.91, or 50%, and sales volume decreased 142 MBoe, or 11%, both contributing to a decrease in 2015 distributable income compared to 2014. Total development expenditures included in the net profits calculation in 2015 were $3.1 million compared to $7.3 million in 2014. The decrease is primarily attributable to lower well work in the Orcutt Field, Orcutt Diatomite and West Pico properties. Total lease operating expenses included in the net profits decreased in 2015 to $31.6 million from $41.1 million in 2014, or a decrease of 23%, which was primarily attributable lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, and West Pico. Production and other taxes were $3.8 million for 2015 compared to $4.0 million for 2014. Income from Net Profits Interest was $11.0 million for the year ended December 31, 2015 compared to $52.0 million for the year ended December 31, 2014, a decrease of 79%.

Excess of revenues over direct operating expenses and development expenses from the Developed Properties, before net settlements related to commodity derivative contracts, decreased $15.5 million for the year ended December 31, 2014 primarily due to the decline in oil prices. Average realized prices decreased $6.59, or 7%, and sales volume decreased 26 MBoe, or 2%. Total development expenditures included in the net profits calculation during 2014 were $7.3 million compared to $6.1 million during 2013. The increase was primarily attributable to the facility upgrades and additional well work in the Orcutt Diatomite and West Pico properties. Total lease operating expenses included in the net profits calculation during 2014 were $3.0 million higher than 2013. The increase in total lease operating expenses is primarily attributable to higher operating expenses at Orcutt Field and Orcutt Diatomite, and higher workover expenditures at West Pico. Production and other taxes during 2014 were $0.3 million higher than 2013. Income from Net Profits Interest for the year ended December 31, 2014 was decreased 19% from 2013 which was $64.4 million.

Remaining Properties - Excess of revenues over direct operating expenses and development expenses was $1.7 million for the year ended December 31, 2015 compared to $5.6 million for the year ended December 31, 2014. Average realized prices decreased $46.27, or 51%, and sales volume decreased 17.4 MBoe, or 6%, both contributing to a decrease in 2015 in distributable income compared to 2014. Development expenditures were $4.8 million for the year ended December 31, 2015 compared to $13.3 million for the year ended December 31, 2014. The decrease was primarily attributable to lower well work in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $0.9 million for 2015 and $2.0 million for 2014 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $1.8 million as of December 31, 2015 compared to $2.2 million for the year ended December 31, 2014.

Excess of revenues over direct operating expenses and development expenses from the Remaining Properties decreased for the year ended December 31, 2014 primarily due to higher lease operating expenses, including production and other taxes, lower average realized prices, partially offset by lower capital expenditures and higher production. Average realized prices decreased $6.34, or 6%, partially offset by higher sales volume which increased 15 MBoe, or 5.0%. Total capital expenditures included in the net profits calculation were $13.3 million for the year ended December 31, 2014 reflecting a decrease of $1.4 million compared to the year ended December 31, 2013. The decrease in development expenditures is primarily due to lower expenditures on the Remaining Properties located on PCEC’s Orcutt Properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $2.0 million for 2014 and $2.1 million for 2013 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties. The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty was $2.2 million for the year ended December 31, 2014, which was a decrease of $1.4 million from $3.6 million for the year ended December 31, 2013.

Commodity Derivatives - As part of the conveyance agreement, PCEC conveyed to the Trust the effect of 2,000 Bbls/day of ICE Brent crude oil swaps at $115.00 per barrel for the twenty-four months ended March 31, 2014, which PCEC entered into to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. The amounts PCEC received from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties reduced the amount of net profits paid to the Trust. As the commodity derivative contracts expired on March 31, 2014, the Trust no longer has the benefit of the commodity derivative contracts. Net settlement receipts for the years ended December 31, 2014 and 2013 were $2.0 million and $4.6 million, respectively.

PCEC Operating & Services Fees - PCEC charged the Trust $1.0 million for the operating and services fee for each of the years ending December 31, 2015, 2014 and 2013.

Trust Administrative Expenses - The Trustee paid general and administrative expenses of $0.8 million for the year ended December 31, 2015 compared to $0.9 million for the year ended December 31, 2014. The Trustee paid general and administrative expenses of $0.7 million for the year ended December 31, 2013. Expenses paid for the three years ended December 31, 2015, 2014 and 2013 consisted primarily of Trustee fees, accounting, tax and legal fees and New York Stock Exchange listing fees.

Distributable Income - The total cash received by the Trust from PCEC for the year ended December 31, 2015 was $10.8 million compared to $55.0 million for the year ended December 31, 2014. Distributable income was $10.0 million and $54.1 million, respectively, for 2015 and 2014.

The total cash received by the Trust from PCEC for the year ended December 31, 2013 was $70.1 million. Distributable income was $69.4 million for the year ended December 31, 2013.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2015, the Trust had cash on hand of $44,999 for future Trust expenses.

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

During 2015, there were no borrowings and no draws on the letter of credit. In 2016, the Trustee has authorized the Trust to borrow money from PCEC as Trust expenses exceeded the cash generated from the Conveyed Interests. On February 25, 2016, the Trust borrowed from PCEC $232,000 and is expecting to borrow $137,000 from PCEC on March 10, 2016.

Distributions Paid and Declared After Year End

On January 15, 2016, the distribution of $0.00593 per Trust Unit, which was declared on December 23, 2015, was paid to Trust unitholders owning Trust Units as of January 6, 2016.

Subsequent to December 31, 2015, the Trust has not declared any distributions, as Trust expenses have exceeded the cash generated from the Conveyed Interests.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements and does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2015 is provided in the following table:

	Payments Due by Year
Thousands of dollars	2016	2017	2018	2019	2020	Thereafter	Total
PCEC Operating and Services fee	$1,053	$1,053	$1,053	$1,053	$1,053	(a)	(a)
Trustee Administrative fee	200	200	200	200	200	(b)	(b)
Delaware Trustee fee	2	2	2	2	2	(b)	(b)
Total	$1,255	$1,255	$1,255	$1,255	$1,255

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

In addition, Phillips 66 accounted for 92% of PCEC’s net sales in 2015. Phillips 66’s purchase of production from the Orcutt properties therefore present a credit risk to PCEC and consequently the Trust.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pacific Coast Oil Trust and to the

Bank of New York Mellon Trust Company, N.A., Trustee

We have audited the accompanying statements of assets and trust corpus of Pacific Coast Oil Trust as of December 31, 2015 and 2014, and the related statements of distributable income and of changes in trust corpus for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of Pacific Coast Oil Trust at December 31, 2015 and 2014, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015, on the basis of accounting described in Note 2.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 4, 2016

PACIFIC COAST OIL TRUST

Statements of Assets and Trust Corpus

	December 31,
Thousands of dollars	2015	2014
ASSETS
Cash and cash equivalents	$45	$25
Investment in conveyed interests, net of amortization (Note 2)	229,045	236,108
Total assets	$229,090	$236,133
TRUST CORPUS
Trust corpus (38,583,158 Trust Units issued and outstanding)	$229,090	$236,133
Total Trust corpus	$229,090	$236,133

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

	Year Ended December 31,
Thousands of dollars, except per unit amounts	2015	2014	2013
Income from conveyed interests	$11,855	$55,997	$71,094
PCEC operating and service fee	(1,046)	(1,030)	(1,012)
General and administrative expenses	(780)	(894)	(704)
Cash reserves withheld (used) for future Trust expenses	(20)	14	(22)
Distributable income	$10,009	$54,087	$69,356
Distributable income per unit (38,583,158 units)	$0.25942	$1.40182	$1.79759

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
Thousands of dollars	2015	2014	2013
Trust corpus, beginning of period	$236,133	$250,872	$271,209
Cash reserves withheld (used) for future Trust expenses	20	(14)	22
Distributable income	10,009	54,087	69,356
Distributions to unitholders	(10,009)	(54,087)	(69,356)
Amortization of conveyed interests	(7,063)	(14,725)	(20,359)
Trust corpus, end of period	$229,090	$236,133	$250,872

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

The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California (the “Conveyed Interests”) for the benefit of the Trust unitholders pursuant to an agreement among PCEC, the Trustee and the Delaware Trustee. The Conveyed Interest represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrently with the initial public offering of the Trust’s units of beneficial interest (“Trust Units”) in May 2012.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (an “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2028. In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or an affiliate as a lender provided the terms of the loan are fair to the Trust unitholders and similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. See Note 10. Subsequent Events for information regarding borrowings by the Trust from PCEC in 2016.

Conveyance of Net Profits Interest and Overriding Royalty Interest and Public Offerings

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to herein as the “Conveyed Interests”.

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering (“IPO”). The proceeds (net of underwriting discounts of approximately $23 million) received by PCEC (before expenses) from the sale of 18,500,000 Trust Units were approximately $346.9 million. The Trust received no proceeds from the sale of the Trust Units. The IPO is described in the final Prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(1) on May 4, 2012 (the “Prospectus”). Upon completion of the IPO, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

The Trust and PCEC are parties to Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which PCEC, its affiliates and any transferee of PCEC’s Trust Units are entitled to demand that the Trust use its reasonable best efforts to effect the registration of such holders’ Trust Units under the Securities Act. The holders are entitled to demand a maximum of five such registrations. PCEC will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. On June 17, 2013, pursuant to the Registration Rights Agreement, the Trust filed a registration statement on Form S-3 registering the offering by PCEC of 20,083,158 Trust Units.  The registration statement was declared effective on September 12, 2013.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus. During the years ended December 31, 2015 and 2014, amortization expense was $7.1 million and $14.7 million, respectively. Such amortization does not affect cash earnings of the Trust. Accumulated amortization as of December 31, 2015 and 2014 was $55.5 million and $48.4 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of December 31, 2015 or December 31, 2014.

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

Certain reclassifications have been made to our 2014 and 2013 financial statements in order to conform them to the 2015 presentation. These reclassifications were not material to the financial statements.

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

Note 4. Commodity Derivative Contracts

PCEC had outstanding commodity derivative contracts with Wells Fargo Bank, National Association through March 31, 2014. The Trust was entitled to the effect of 2,000 barrels of daily swap volumes of ICE Brent oil at $115.00 per barrel proportional to the Trust’s interest in the Developed Properties. PCEC had no outstanding derivative contracts for the year ended December 31, 2015.

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. For the twelve months ended December 31, 2014, the Trust received from PCEC net settlements related to derivative contracts of $2.0 million, respectively. Because the commodity derivative contracts expired March 31, 2014, the Trust did not receive any amounts related to them for the twelve months ended December 31, 2015.

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

The following tables provide information regarding the Trust’s distributions paid during the years ended December 31, 2015 and December 31, 2014:

Year Ended December 31, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860
June 23, 2015	July 3, 2015	July 14, 2015	$0.04289
July 24, 2015	August 5, 2015	August 14, 2015	$0.03844
August 24, 2015	September 4, 2015	September 15, 2015	$0.02281
September 24, 2015	October 5, 2015	October 15, 2015	$0.00280
October 23, 2015	November 4, 2015	November 16, 2015	$0.00750
November 23, 2015	December 3, 2015	December 14, 2015	$0.00884

Year Ended December 31, 2014

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2013	January 6, 2014	January 15, 2014	$0.12833
January 23, 2014	February 5, 2014	February 14, 2014	$0.13396
February 24, 2014	March 6, 2014	March 14, 2014	$0.12574
March 24, 2014	April 3, 2014	April 14, 2014	$0.12188
April 24, 2014	May 7, 2014	May 14, 2014	$0.12102
May 22, 2014	June 4, 2014	June 13, 2014	$0.12248
June 23, 2014	July 3, 2014	July 15, 2014	$0.14872
July 24, 2014	August 6, 2014	August 14, 2014	$0.13234
August 25, 2014	September 4, 2014	September 15, 2014	$0.11417
September 23, 2014	October 6, 2014	October 14, 2014	$0.09219
October 23, 2014	November 5, 2014	November 14, 2014	$0.08808
November 24, 2014	December 4, 2014	December 12, 2014	$0.07291

Note 7. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During both 2015 and 2014, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee is charged monthly in an amount equal to $87,730 commencing on April 1, 2015. The monthly fee is adjusted annually based on changes to the Consumer Price Index. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC. During both the years ended December 31, 2015 and 2014, the Trust paid PCEC $1.0 million. During the years ended December 31, 2015 and 2014, the Trust reimbursed PCEC for $45,000 and $42,000, respectively, of New York Stock Exchange listing fees, which were paid directly by PCEC.

Registration Rights Agreement and Secondary Public Offering.  The Trust and PCEC are parties to a Registration Rights Agreement (the “Registration Rights Agreement”)pursuant to which PCEC, its affiliates and any transferee of PCEC’s Trust Units are entitled to demand that the Trust use its reasonable best efforts to effect the registration of such holders’ Trust Units under the

Securities Act. On June 17, 2013, pursuant to the Registration Rights Agreement, the Trust filed a registration statement on Form S-3 registering the offering by PCEC of 20,083,158 Trust Units. The registration statement was declared effective on September 12, 2013.

Note 8. Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. There were no borrowings outstanding at December 31, 2015. See Note 10 - Subsequent Events for information regarding borrowings by the Trust from PCEC in 2016.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action. The Trust expects the settlement agreement to be finalized during the first quarter of 2016. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Note 10. Subsequent Events

On January 15, 2016 the distribution of $0.00593 per Trust Unit, which was declared on December 23, 2015, was paid to Trust unitholders owning Trust Units as of January 6, 2016.

On February 25, 2016, the Trust borrowed $232,000 from PCEC as Trust expenses exceeded income from the Conveyed Interests for the month of February and March 2016. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid.

SUPPLEMENTAL INFORMATION

A.                                    OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2015	2014
Investment in Conveyed Interests
Proved	$236,108	$250,833
Total investment in Conveyed Interests	236,108	250,833
Less accumulated amortization	7,063	14,725
Net investment in Conveyed Interests	$229,045	$236,108

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust were based on reports prepared by the Trust’s independent petroleum engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), including the report of NSAI dated February 24, 2016 filed herewith and included as Appendix A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. Estimates were prepared in accordance with guidelines prescribed by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

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

As of December 31, 2015, all of the Underlying Properties’ oil and natural gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which PCEC and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed.

Unweighted average first-day-of-the-month crude oil and natural gas prices used to determine the total estimated proved reserves as of December 31, 2015 were WTI spot crude oil price of $50.28 per barrel and Henry Hub natural gas prices of $2.59 per MMBtu. Unweighted average first-day-of-the-month crude oil and natural gas prices used in 2014 were $101.30 per barrel for ICE Brent spot crude oil price and Henry Hub natural gas prices of $4.35 per MMBtu.

The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2015, 2014 and 2013:

	Total	Oil	Natural Gas
	(MBoe)	(in MBbls)	(in MMcf)
Net proved reserves
December 31, 2012	10,855	10,591	1,581
Revision of previous estimates	804	776	171
Conveyed interest volumes	(555)	(536)	(113)
December 31, 2013	11,104	10,831	1,639
Revision of previous estimates	(1,322)	(1,178)	(861)
Conveyed interest volumes	(540)	(523)	(102)
December 31, 2014	9,242	9,130	676
Revision of previous estimates	(4,323)	(4,255)	(408)
Conveyed interest volumes	(185)	(179)	(38)
December 31, 2015	4,735	4,697	229

Proved developed reserves
December 31, 2013	9,524	9,251	1,639
December 31, 2014	7,558	7,446	676
December 31, 2015	3,699	3,661	229

Proved undeveloped reserves
December 31, 2013	1,580	1,580	—
December 31, 2014	1,684	1,684	—
December 31, 2015	1,036	1,036	—

Revisions of Previous Estimates

In 2015, the Trust had negative revisions of 4,323 MBoe, primarily related to a significant decrease in oil prices. In 2014, the Trust had negative revisions of 1,322 MBoe, primarily related to an increase in oil prices and increase in operating expenses. In 2013, the Trust had positive revisions of 804 MBoe, primarily related to an increase in oil prices and better pricing from sales contract in the Orcutt properties.

Proved Undeveloped Reserves

Proved undeveloped reserves decreased by 648 MBoe to 1,036 MBoe at the end of 2015 compared to 1,684 MBoe at the end of 2014 primarily due to a significant decrease in oil prices. There were no conversions of proved undeveloped reserves to developed reserves during the year ended December 31, 2015. As of December 31, 2015, there were no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and it is expected that all estimated proved undeveloped reserves will be developed within five years of the recognition of those reserves.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust is as follows as of December 31, 2015:

	For the Year Ended
	December 31,
Thousands of dollars	2015	2014	2013
Future cash inflows	$204,484	$827,124	$1,095,229
Future production expense	(6,876)	(24,372)	(30,948)
Future net cash flows	197,608	802,752	1,064,281
Discounted at 10% per year	(88,419)	(393,272)	(562,459)
Standardized measure of discounted future net cash flows	$109,189	$409,480	$501,822

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
Thousands of dollars	2015	2014	2013
Beginning balance	$409,480	$501,822	$538,543
Net change in sales and transfer prices, net of production expense	(313,496)	(82,260)	21,483
Accretion of discount	40,948	50,182	53,854
Revisions of previous estimates and other (a)	(15,888)	(4,268)	(40,963)
Income from conveyed interests (a)	(11,855)	(55,997)	(71,094)
Standardized measure	$109,189	$409,480	$501,822

(a) Certain reclassifications have been made to our 2014 and 2013 amounts noted to conform them to the 2015 presentation.

B.                                    QUARTERLY SCHEDULE OF DISTRIBUTABLE INCOME (UNAUDITED)

Thousands of dollars except per unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Income from conveyed interests	$3,968	$2,259	$4,446	$1,182
PCEC operating and service fee	$(259)	$(261)	$(263)	$(263)
Distributable income	$3,504	$1,749	$4,018	$738
Distributable income per unit	$0.09082	$0.04532	$0.10414	$0.01914

2014:
Income from conveyed interests	$15,407	$14,654	$15,673	$10,263
PCEC operating and service fee	$(255)	$(257)	$(259)	$(259)
Distributable income	$14,971	$14,098	$15,249	$9,769
Distributable income per unit	$0.38803	$0.36538	$0.39523	$0.25318

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

Changes in Internal Control over Financial Reporting.  During the year ended December 31, 2015, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)                                 Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC and information from PCEC, the Trustee is not aware of any holders of 5% or more of the units as of February 24, 2016 except as follows:

Name	Units		Percentage
Evergreen Capital Management LLC	2,048,609	(1)	5.3%
10500 NE 8th, Suite 950
Bellevue, WA 98004

(1) Based on the Schedule 13G filed with the SEC on February 9, 2016 by Evergreen Capital Management LLC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During both 2015 and 2014, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee. The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The PCEC operating and services fee is charged monthly in an amount originally equal to $87,730 commencing on April 1, 2015. The monthly fee is adjusted revised annually based on changes to the Consumer Price Index. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.

During each of 2015 and 2014, the Trust paid PCEC approximately $1.0 million pursuant to the Operating and Services Agreement.

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

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2015 and 2014 by PricewaterhouseCoopers LLP:

	2015	2014
Audit fees (1)	$173,707	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$173,707	$165,000

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

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST OIL TRUST

	By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE

Date: March 4, 2016		By:	/s/ SARAH NEWELL
Sarah Newell
Vice President

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

Appendix A

February 24, 2016

Mr. Mark L. Pease Breitburn Management Company, LLC 1401 McKinney Street, Suite 2400 Houston, Texas 77010	Ms. Sarah Newell The Bank of New York Mellon Trust Company, N.A. as Trustee of Pacific Coast Oil Trust Global Corporate Trust 919 Congress, Suite 500 Austin, Texas 78701

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved reserves and future revenue, as of December 31, 2015, to the Pacific Coast Oil Trust (PCOT) net profits and overriding royalty interest in certain oil and gas properties located in California. We completed our evaluation on or about the date of this letter. It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by PCOT. Our report dated February 15, 2016, sets forth our estimates of proved reserves and future revenue to the Pacific Coast Energy Company LP (PCEC) interest in certain Orcutt properties located onshore in the Santa Maria Basin and certain East Coyote, Sawtelle, and West Pico properties located onshore in the Los Angeles Basin; these properties are referred to herein as the Underlying Properties. The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Definitions are presented immediately following this letter. This report has been prepared for PCOT’s use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

The Underlying Properties are categorized as Developed Properties or Remaining Properties based on their reserves category as of December 31, 2011. The net profits interests entitle PCOT to receive 80 percent of the net profits from the sale of oil and natural gas production from Developed Properties and either 25 percent of the net profits from the sale of oil and natural gas production from Remaining Properties or a 7.5 percent overriding royalty interest in the Remaining Properties located in Orcutt Field for periods when net profits are not available.

We estimate the net reserves and future net revenue to the PCOT interest in these properties, as of December 31, 2015, to be:

	Net Reserves			Future Net Revenue (M$)
	Oil	NGL	Gas		Present Worth
Category	(MBBL)	(MBBL)	(MMCF)	Total	at 10%

Developed Properties
Proved Developed Producing	3,002.2	0.0	229.2	128,728.3	71,162.5
Proved Developed Non-Producing	450.0	0.0	—	18,275.2	11,067.8
Total Proved	3,452.2	0.0	229.2	147,003.5	82,230.3

Remaining Properties
Proved Developed Producing	107.5	0.0	0.0	4,526.1	3,314.5
Proved Developed Non-Producing	101.3	0.0	0.0	4,258.7	2,381.0
Proved Undeveloped	1,035.5	0.0	0.0	41,820.0	21,263.2
Total Proved	1,244.4	0.0	0.0	50,604.8	26,958.7

All Properties
Proved Developed Producing	3,109.8	0.0	229.2	133,254.3	74,477.0
Proved Developed Non-Producing	551.3	0.0	0.0	22,533.9	13,448.8
Proved Undeveloped	1,035.5	0.0	0.0	41,820.0	21,263.2
Total Proved	4,696.6	0.0	229.2	197,608.3	109,189.0

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

The net reserves to the PCOT net profits interest are determined monthly using the economic interest method. By reserves category, the sum of the net profits payment and PCOT’s share of the production taxes and ad valorem taxes is divided by the effective price per barrel of oil equivalent. The resulting net equivalent reserves are then allocated between oil, NGL, and gas in the same proportion as the Underlying Properties.

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

Prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2015. For oil and NGL volumes, the average West Texas Intermediate spot price of $50.28 per barrel is adjusted for quality, transportation fees, and market differentials. For gas volumes, the average Henry Hub spot price of $2.587 per MMBTU is adjusted for energy content, transportation fees, and market differentials. All prices are held constant throughout the lives of the properties. The average adjusted product prices weighted by production over the remaining lives of the properties are $44.08 per barrel of oil, $39.78 per barrel of NGL, and $2.814 per MCF of gas.

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

We have made no investigation of potential volume and value imbalances resulting from overdelivery or underdelivery to the PCOT interest. Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on PCOT receiving its net profits and royalty interest share of estimated future gross production.

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

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

		By:	/s/ C.H. (Scott) Rees III
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

By:	/s/ C. Ashley Smith	By:	/s/ Mike K. Norton
	C. Ashley Smith, P.E. 100560		Mike K. Norton, P.G. 441
	Vice President		Senior Vice President

Date Signed: February 24, 2016		Date Signed: February 24, 2016

CAS:NAB

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