Form 10-Q
period 2016-03-31
Pacific Coast Oil Trust
filed 2016-05-04
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒ As of May 4, 2016, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

This report describes other important factors that could cause actual results to differ materially from expectations of PCEC and the Trust, including those referred to under “Risk Factors” in Item 1A. of Part II hereof.  All written and oral forward-looking statements attributable to PCEC or the Trust or persons acting on behalf of PCEC or the Trust are expressly qualified in their entirety by such factors.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$6,753	$44,999
Investment in conveyed interests, net of amortization (Note 2)	228,380,724	229,045,304
Total assets	$228,387,477	$229,090,303
LIABILITIES AND TRUST CORPUS
Note payable to PCEC (Note 6)	232,000	—
Trust corpus (38,583,158 units issued and outstanding)	228,155,477	229,090,303
Total liabilities and Trust corpus	$228,387,477	$229,090,303

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Income from conveyed interests	$433,962	$3,967,946
PCEC operating and services fee	(170,099)	(258,989)
General and administrative expenses	(305,319)	(192,731)
Cash receipt from borrowing (Note 6)	232,000	—
Cash reserves used (withheld) for Trust expenses	38,319	(12,269)
Distributable income	$228,863	$3,503,957

Distributable income per unit (38,583,158 units)	$0.00593	$0.09082

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Trust corpus, beginning of period	$229,090,303	$236,132,775
Cash reserves withheld (used) for future Trust expenses	(38,319)	12,269
Borrowing used for Trust expenses (Note 6)	(232,000)	—
Distributable income	228,863	3,503,957
Distributions to unitholders	(228,791)	(3,504,122)
Amortization of conveyed interests	(664,579)	(1,696,565)
Trust corpus, end of period	$228,155,477	$234,448,314

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

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 (the “Developed Properties”) and either a 25% net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or a 7.5% royalty interest from the sale of oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties (the “Royalty Interest Proceeds”).

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (an “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will occur in approximately 2028.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or PCEC as a lender provided the terms of the loan are fair to the Trust unitholders and similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. See “Note 6. Funding Commitment and Letter of Credit” for information regarding borrowings by the Trust from PCEC in 2016.

The Trust is not subject to any pre-set termination provisions based on maximum volume of oil or natural gas to be produced or the passage of time.  The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust units, sells the Conveyed Interests, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, is less than $2.0 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.

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

Note 2.   Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”).

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus balance.  For the three months ended March 31, 2016 and 2015, amortization expense was $664,579 and $1.7 million, respectively.  Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of March 31, 2016 and December 31, 2015 was $56.1 million and $55.5 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of March 31, 2016 or December 31, 2015.

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

Note 4.   Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources from that month (such as interest earned on any amounts reserved by the Trustee), over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date.  The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	n/a	$0.00000
February 23, 2016	March 7, 2016	n/a	$0.00000

Three Months Ended March 31, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614

Note 5.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During each of the three-month periods ended March 31, 2016 and 2015, the Trust paid $50,000 to the Trustee

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement by and between PCEC and the Trust (the “Operating and Services Agreement”), PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $86,330 during the first quarter of 2015 and has been $87,730 since April 1, 2015. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the three months ended March 31, 2016 and 2015, PCEC charged the Trust $263,190 and $258,989, respectively, for the operating and services fee. The Trust paid the operating and services fee in full for the month of January 2016. However, because the Trust did not have enough cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of  $55,977 for February and $26,392 for March. A total of $93,091 remains outstanding under the Operating and Services Agreement.

Note 6.   Funding Commitment and Letter of Credit

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust (as it has done, as described below), no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC, including the loan described below, will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. PCEC has agreed to loan funds to the Trust necessary to pay such expenses through written promissory notes as stipulated by the Trust Agreement.

On February 25, 2016, the Trust entered into a Promissory Note with PCEC (“Promissory Note”) and borrowed $232,000 to pay general and administrative expenses. Under the Promissory Note, the Trust agreed to pay interest on the principal amount of the outstanding note at a rate of 8.5% per annum from February 29, 2016 until maturity. The note will mature on March 31, 2018.  As of March 31, 2016, the Trust had $232,000 of borrowings outstanding on the Promissory Note and $1.0 million was available for the Trust to draw on the letter of credit.  Interest expense on the outstanding borrowings will be recorded as it is paid to PCEC. As noted above, no further distributions will be made to Trust unitholders until the amounts borrowed, including interest thereon, are repaid.

Note 7.   Commitments and Contingencies

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action. The Trust expects the settlement agreement to be finalized during the second quarter of 2016. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Note 8.   Subsequent Events

On April 14, 2016, the Trust borrowed an additional $349,700 from PCEC to cover operating and administrative expenses.   This borrowing was an additional borrowing on the Promissory Note.  As of May 2, 2016, $581,700, including interest thereon, remains outstanding under the Promissory Note.

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total approximately $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits, which will be reflected in the Trust results in the second quarter of 2016. The property tax adjustment amounts attributable to the Trust will increase the cumulative net profits deficits of the Developed Properties and the Remaining Properties by $1.4 million and $245,394, respectively, and will be subtracted from any future net profits until the cumulative net profits deficits have been reduced to zero.

Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Trust’s 2015 Annual Report.  The following review should also be read in conjunction with “Forward-Looking Statements” in this report and with “Part I — Item 1A — Risk Factors” in the Trust’s 2015 Annual Report.

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

Concurrently with the Trust’s initial public offering in May 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust net profits interest and an overriding royalty interest (the “Conveyed Interests”) in the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the proved developed reserves as of December 31, 2011 on the Underlying Properties (the “Developed Properties”) and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or a 7.5% royalty interest from the sale of oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties (the “Royalty Interest Proceeds”).

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly.  For any monthly period during which costs for the Remaining Properties exceed gross proceeds, if any, the Trust is entitled to receive the Royalty Interest Proceeds, if any, and the Trust will continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (such occurrence being herein called a “NPI Payout”).  Due to significant planned expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will occur in approximately 2028.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) on or before the 10th business day after the record date.  Actual cash distributions to the Trust unitholders fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust are generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution represents, in effect, a return of a unitholder’s original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will continue to decline over time.

The Trust is exposed to fluctuation in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, in February and March 2016, because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.  In addition, no further distribution will be made to Trust unitholders until amounts borrowed by the Trust under the Promissory Note, including interest thereon, have been repaid in full and the cumulative deficit for the Developed Properties has been reduced to zero.

Commodity Prices

In the first quarter of 2016, the WTI crude oil spot price averaged approximately $33.35 per Bbl, compared with approximately $48.49 per Bbl in the first quarter of 2015. The WTI crude oil spot price decreased from a high of $61.36 per Bbl in June 2015 to a low of $26.19 per Bbl in February 2016. Lower crude oil prices may not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore potentially lower the Trust’s crude oil reserves.  In the first quarter of 2016, approximately 96% of production from the Developed Properties consisted of oil and 99% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the first quarter of 2016, the Henry Hub price averaged approximately $1.99 per MMBtu, compared with approximately $2.90 per MMBtu in the first quarter of 2015. The Henry Hub spot price decreased from a high of $3.32 per MMBtu in January 2015 to a low of $1.49 per MMBtu in February 2016.

A decline in oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  A prolonged period of depressed commodity prices has a significant impact on the volumetric quantities of PCEC’s proved reserve portfolio.  For example, if we use strip prices as of March 31, 2016 for our December 31, 2015 reserves instead of SEC prices, then the standardized measure of our estimated proved reserves would have decreased by approximately $12.7 million, from $109.2 million to $96.5 million.

2016 Capital Program Summary

PCEC informed the Trustee at the beginning of 2016 that its 2016 capital program is expected to total approximately $3.4 million focused on mandatory facility upgrades at Orcutt Field and Orcutt Diatomite, rate-generating projects, and Orcutt Diatomite permitting fees.  This total includes expected investments of approximately $2.0 million ($1.6 million net to the Trust’s interest) in the Developed Properties and approximately $1.4 million expected to be spent on the Remaining Properties ($350,000 net to the Trust’s interest).

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Conveyed Interests, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved. As of May 2, 2016, $228,863 has been made available for distribution to the Trust in 2016.  For additional information, see “Part II - Item 1A. - Risk Factors-Distributable Cash to the Trust.”

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

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injection wells located at the Orcutt Field, which could require certain changes to operating procedures or well modifications. In a letter dated September 30, 2015, PCEC proposed and has implemented a schedule to modify one of the affected injection wells each quarter until all have been modified. The first such modification was successfully completed in the first quarter of 2016 and PCEC’s capital budget for 2016 includes an additional modification during each remaining quarter. If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase. Alternatively, PCEC could choose or be required to shut in all or a portion of the affected injection wells, which would result in a loss of production.

Property Taxes

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total approximately $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits, which will be reflected in the Trust results in the second quarter of 2016. The property tax adjustment amounts attributable to the Trust will increase the cumulative net profits deficits of the Developed Properties and the Remaining properties by $1.4 million and $245,394, respectively, and will be subtracted from any future net profits until the cumulative net profits deficits have been reduced to zero.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016, income from Conveyed Interests received by the Trust amounted to $433,962 compared with $4.0 million for the three months ended March 31, 2015.  The net profits received by the Trust during the three months ended March 31, 2016 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2015 and January 2016, and 7.5% overriding royalty interest for oil production from the Remaining Properties located in PCEC’s Orcutt Field and Orcutt Diatomite properties during the months of November and December 2015 and January 2016. However, there were no net profits for oil and natural gas production from the Developed Properties during the month of January 2016 as operating expenses and capital expenditures exceeded revenues. The net profits received by the Trust during the three months ended March 31, 2015 was associated with net profits for oil and natural gas production during the months of November and December 2014 and January 2015.

Oil and natural gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and natural gas prices and the total amount of production expense and development costs.  As oil and natural gas prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses and development costs in reaching the net profits break-even level changes inversely with price.  Accordingly, the Underlying Property production volumes do not correlate with the Trust’s net profit share of those volumes in any given period.  Therefore, the comparative discussion of oil and natural gas volumes is based on the Underlying Properties as stated in the table below.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Developed Properties:
Underlying sales volumes (Boe) (a)	269,183	299,871
Average daily production (Boe/d)	2,926	3,259
Average price (per Boe)	$29.00	$51.73
Production cost (per Boe) (b)	$29.64	$31.97

Remaining Properties:
Underlying sales volumes (Boe) (c)	67,671	73,645
Average daily production (Boe/d)	736	800
Average price (per Boe)	$25.33	$49.58
Production cost (per Boe) (b)	$19.28	$18.42

(a)  Crude oil sales represented 96% of sales volumes from the Developed Properties for the three months ended March 31, 2016 and 2015, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 99% and 100% of total sales volumes from the Remaining Properties for the three months ended March 31, 2016 and 2015, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended March 31, 2016 and 2015 was determined as shown in the following table:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Developed Properties—80% Net Profits Interest
Oil sales	$7,662,184	$15,198,779
Natural gas sales	143,433	312,256
Total revenues	7,805,617	15,511,035
Costs:
Direct operating expenses:
Lease operating expenses	7,168,772	8,602,362
Production and other taxes	810,078	983,083
Development expenses	155,835	1,272,555
Total costs	8,134,685	10,858,000
Total income (loss)	(329,068)	4,653,035

Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest:	(263,254)	3,722,428
Income from 80% Net Profits Interest (1)	337,424	3,722,428
80% Net Profits Interest Deficit (2)	(600,678)	—

Remaining Properties—25% Net Profits Interest
Oil sales	$1,708,363	$3,651,577
Natural gas sales	5,681	—
Total revenues	1,714,044	3,651,577
7.5% ORRI	96,538	245,518
Costs:
Direct operating expenses:
Lease operating expenses	1,005,463	1,085,238
Production and other taxes	299,304	271,660
Development expenses	552,430	967,120
Total costs	1,857,197	2,324,018
Total income (loss)	(239,691)	1,082,041
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest (3)	$(59,923)	$270,510

Total Trust Cash Flow
Income from 80% Net Profits Interest (1)	$337,424	$3,722,428
7.5% ORRI	96,538	245,518
Total income	433,962	3,967,946
PCEC operating and services fee	(170,099)	(258,989)
Total	$263,863	$3,708,957
Trust general and administrative expenses and cash withheld for expenses	(35,000)	(205,000)
Distributable Income	$228,863	$3,503,957

(1) Income from 80% Net Profits Interest in the first quarter of 2016 represents two months of net profits from the Conveyed Interests during the production months of November and December 2015.  The January 2016 production resulted in a deficit as discussed in footnote 2.

(2) Income from 80% Net Profit Interests from the Conveyed Interests during the production month of January 2016 resulted in a deficit as operating expenses and capital expenditures exceeded revenues. As a result, the Trust will not receive any net profits until the cumulative net profits deficit is recovered in full.

(3) There were no net profits for the first quarter of 2016 as operating expenses and capital expenditures exceeded revenues. The excess of operating expenses and capital expenditures over revenues added to the cumulative deficit balance.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
(1) 80% Net Profits Interest Accrued Deficit
Beginning balance	$—	$—
Current period	(600,678)	—
Ending balance	$(600,678)	$—

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,752,378)	$(2,184,141)
Current period	(59,923)	270,510
Ending balance	$1,812,301	$(1,913,631)

(1) Income from 80% Net Profit Interests from the Conveyed Interests during the production month of January 2016 resulted in a deficit as operating expenses and capital expenditures exceeded revenues. As a result, the Trust will not receive any net profits until the cumulative net profits deficit is recovered in full.

(2) There were no net profits for the first quarter of 2016 as operating expenses and capital expenditures exceeded revenues. The excess of operating expenses and capital expenditures over revenues added to the cumulative deficit balance.

Three Months Ended March 31, 2016 and 2015

Developed Properties — For the three months ended March 31, 2016, direct operating expenses and development expenses from the Developed Properties exceeded revenues by $329,068, which consisted of a loss from the Developed Properties of $750,848 for the month of March 2016 and income from the Developed Properties of $421,780 for the months of January and February 2016. For the three months ended March 31, 2015, excess revenues over direct expenses and development expenses was $4.7 million.  The decrease is attributable principally to lower oil prices and lower production in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Average realized prices decreased by $22.73 per Bbl, or 44%, and sales volumes decreased 31 MBoe, or 10%. Total lease operating expenses included in the net profits calculation during the quarter were $7.2 million for the three months ended March 31, 2016 compared to $8.6 million for the three months ended March 31, 2015. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, Sawtelle and West Pico, which resulted from lower commodity prices. Total capital expenditures were approximately $155,835 for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015.  The decrease is primarily due to lower well work at West Pico, Orcutt Field, Orcutt Diatomite and Sawtelle. Production and other taxes were approximately $810,078 for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015. Income from 80% Net Profits Interest for the three months ended March 31, 2016 was $337,424 which resulted from net profits attributable only to the months of January and February 2016 with no net profits in March 2016 as operating expenses and capital expenditures exceeded revenues compared to $3.7 million of income for the three months ended March 31, 2015.  Since a deficit existed as a result of the net profits interest on the Developed Properties from the Conveyed Interests during the production month of January, the Trust will not receive any net profits until the cumulative net profits deficit is recovered in full.  The cumulative deficit of the net profits interest on the Developed Properties was $600,678 at March 31, 2016.

Remaining Properties — Direct operating expenses and development expenses from the Remaining Properties exceeded revenues by $239,691 for the three months ended March 31, 2016 compared to excess revenues over direct operating expenses and development expenses from the Remaining Properties of $1.1 million for the three months ended March 31, 2015. Average realized prices decreased by $24.25 per Bbl, or 49%, and sales volumes decreased 6 MBoe, or 8%, both contributing to a decrease in 2016 distributable income compared to 2015. Capital expenditures were $552,430 for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $96,538 and $245,518 during the three months ended March 31, 2016 and 2015, respectively, from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $1.8 million at March 31, 2016 compared to $1.9 million at March 31, 2015.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $263,190 for operating and services fees for the three months ended March 31, 2016 compared to $258,989 for the three months ended March 31, 2015. The Trust paid the operating and services fee in full for the month of January 2016. However, because the Trust did not have enough cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of  $55,977 for February and $26,392 for March. A total of $93,091 remains outstanding under the Operating and Services Agreement.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $305,319 for the three months ended March 31, 2016 compared to $192,731 for the three months ended March 31, 2015.  The increase in general and administrative expenses for the three months ended March 31, 2016, was primarily due to the timing of payments related to auditing fees and NYSE listing fee, which were paid during the three months ended June 30, 2015. Since the Trust did not have enough cash to pay its expenses, it borrowed $232,000 from PCEC in February 2016 (see “Liquidity and Capital Resources” below).

Distributable Income — The total cash received by the Trust from PCEC for the three months ended March 31, 2016 was $263,863, which represents the cash received for the month of January 2016. The Trust general and administrative expenses and cash withheld for expenses were $35,000 for the month of January 2016, primarily consisting of Trustee fees and legal fees and the distributable income remaining was $228,863 for the three months ended March 31, 2016.  There was no cash transferred to the Trustee from distributable income for the months of February and March 2016 as the PCEC operating and service fee exceeded income from the Conveyed Interests. The total cash received by the Trust from PCEC for the three months ended March 31, 2015 was approximately $3.7 million, which represents the cash received for the months of January, February and March 2015, as income from the Conveyed Interests exceeded administrative expenses. The Trustee paid general and administrative expenses of $170,099 for the three months ended March 31, 2015, primarily consisting of Trustee fees, accounting fees and legal fees. Distributable income was $3.5 million for the three months ended March 31, 2015.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, as it has done as described below, the Trust unitholders will not receive distributions until the borrowed funds, including interest thereon, are repaid.

Each month, the Trustee pays Trust obligations and expenses and distributes to the Trust unitholders the remaining proceeds, if any, received from the Conveyed Interests. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be invested in a limited number of permitted investments.  Alternatively, cash held for distribution at the next distribution date may be held in a non-interest-bearing account.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan additional funds to the Trust to pay necessary expenses. Since Trust administrative expenses have now exceeded available cash, PCEC has agreed to loan funds to the Trust necessary to pay such expenses without requiring the Trust to draw under the letter of credit. On February 25, 2016, the Trustee entered into a Promissory Note with PCEC and borrowed $232,000 from PCEC. On April 14, 2016, the Trustee borrowed an additional $349,700 from PCEC under the terms of the Promissory Note entered into in February 2016. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No further distributions will be made to Trust unitholders until such amounts drawn or borrowed, including interest thereon, are repaid. The loan made by PCEC is on an unsecured basis, and the terms of the loan are substantially the same as those which would have been obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2015 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2016.

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

During the quarter ended March 31, 2016, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action. The Trust expects the settlement agreement to be finalized during the second quarter of 2016. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors disclosed in “Part I - Item 1A. - Risk Factors” of our 2015 Annual Report except as follows.

If we do not meet the NYSE’s continued listing requirements, the NYSE may delist the Trust Units, which could affect the market price, trading volume, liquidity and resale price of the Trust Units.

Under the continued listing requirements of the New York Stock Exchange (“NYSE”), a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. In the event that at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

On February 25, 2016, the Trust received a letter from the NYSE notifying the Trust that it was not in compliance with the Minimum Price Requirement. As previously announced, the Trust regained compliance with the NYSE’s Minimum Price Requirement after the closing price of the Trust Units on March 31, 2016 and the average closing price of the Trust Units for the 30 days of trading that ended on March 31, 2016 were both at least $1.00. Accordingly, the NYSE has removed the “.BC” indicator from the Trust’s stock symbol. In the future, however, the Trust may not be able to maintain compliance with the NYSE’s listing standards.  As of March 31, 2016, the Average Closing Price of the Trust Units was $1.29.

Distributable Cash to the Trust

The Trustee must sell the Conveyed Interests and dissolve the Trust prior to the expected termination of the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust or if the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2.0 million for each of any two consecutive years. As a result, Trust unitholders may not recover their investment.

The Trustee must sell the Conveyed Interests and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Conveyed Interests and dissolve the Trust if the  annual cash proceeds received by the Trust attributable to the conveyed Interests, in the aggregate, are less than $2.0 million for each of any two consecutive years. No cash has been available for distribution to the Trust for the months of February, March, April and May in 2016.  The net profits of any such sale will be distributed to the Trust unitholders. As a result, Trust unitholders may not recover their investment.

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

Date: May 4, 2016

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