Form 10-Q
period 2016-06-30
Pacific Coast Oil Trust
filed 2016-07-28
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

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

As of July 27, 2016, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$5,293	$44,999
Investment in conveyed interests, net of amortization	228,271,671	229,045,304
Total assets	$228,276,964	$229,090,303

LIABILITIES AND TRUST CORPUS
Note and other payables	748,489	—
Trust corpus (38,583,158 Trust units issued and outstanding)	227,528,475	229,090,303
Total Liabilities and Trust Corpus	$228,276,964	$229,090,303

The accompanying notes are an integral part of these financial statements

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income from conveyed interests	$43,819	$2,258,887	$477,781	$6,226,834
PCEC operating and services fee	(356,386)	(260,389)	(526,485)	(519,378)
General and adminstrative expenses	(196,160)	(239,511)	(501,530)	(432,242)
Cash receipt from borrowing	514,789	—	746,789	—
Promissory note interest expenses	(9,222)	—	(9,222)	—
Cash reserves used (withheld) for Trust expenses	3,160	(10,489)	41,530	(22,758)
Distributable income	$—	$1,748,498	$228,863	$5,252,456

Distributable income per unit (38,583,158 units)	$—	$0.04532	$0.00593	$0.13614

The accompanying notes are an integral part of these financial statements

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Trust corpus, beginning of period	$228,155,477	$234,448,226	$229,090,303	$236,132,775
Cash reserves withheld (used) for Trust expenses	(3,160)	10,489	(41,530)	22,758
Borrowing used for Trust expenses	(514,789)	—	(746,789)	—
Distributable income	—	1,748,498	228,863	5,252,456
Distributions to unitholders	—	(1,748,499)	(228,740)	(5,252,710)
Amortization of conveyed interests	(109,053)	(1,415,743)	(773,632)	(3,112,308)
Trust corpus, end of period	$227,528,475	$233,042,971	$227,528,475	$233,042,971

The accompanying notes are an integral part of these financial statements

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (an “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will occur in approximately 2026.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

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

Conveyance of Net Profits Interest and Overriding Royalty Interest and Initial Public Offering

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Overriding Royalty Interest, which are collectively referred to as the Conveyed Interests.

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

Note 2.   Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2016 and for the three months and six months ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”).

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus balance. The production and net reserves used in the amortization calculation are determined using the economic interest method, where the sum of the net profits payments are divided by the effective price per barrel of oil equivalent resulting in the volume of production and reserves used in the calculation. For the three months ended June 30, 2016 and 2015, amortization expense was $109,053 and $1.4 million, respectively.  For the six months ended June 30, 2016 and 2015, amortization expense was $773,632 and $3.1 million, respectively. Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of June 30, 2016 and December 31, 2015 was $56.2 million and $55.5 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of June 30, 2016 or December 31, 2015.

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

Note 4.   Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources from that month (such as interest earned on any amounts reserved by the Trustee), over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the holders of Trust units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. Due to the decline in commodity prices, the Trust has not made distributions since January 2016. The following table illustrates information regarding the Trust’s distributions paid during the six months ended June 30, 2016 and 2015.

Six Months Ended June 30, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	n/a	$0.00000
February 23, 2016	March 7, 2016	n/a	$0.00000
March 24, 2016	April 5, 2016	n/a	$0.00000
April 25, 2016	May 5, 2016	n/a	$0.00000
May 24, 2016	June 3, 2016	n/a	$0.00000

Six Months Ended June 30, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860

Note 5.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During each of the three-month and six-month periods ended June 30, 2016, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2016, the Trust paid $2,000 to the Delaware Trustee. During each of the three-month and six-month periods ended June 30, 2015, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2015, the Trust paid $2,000 to the Delaware Trustee.

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement by and between PCEC and the Trust (the “Operating and Services Agreement”), PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $86,330 during the first quarter of 2015 and was $87,730 from April 1, 2015 through the end of the first quarter of 2016. On April 1, 2016, the monthly operating and services fee changed to $87,834. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC. During the three months ended June 30, 2016 and 2015, PCEC charged the Trust $356,386 and $260,389, respectively, for the operating and services fee. During the six months ended June 30, 2016 and 2015, PCEC charged the Trust $526,485 and $519,378, respectively, for the operating and services fee. The Trust paid the operating and services fee in full for the month of January 2016. However, because the Trust did not have enough cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of  $55,977 for February and $26,392 for March. For the months of April, May, and June 2016, the Trust was not able to make payments of $87,730, $87,730, and $87,834, respectively, without executing a promissory note and borrowing funds from PCEC. All operating and services fees have now been completely paid through June 30, 2016 as a part of the borrowings under the PCEC Promissory Note.

Note 6.   Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into a Promissory Note with PCEC (“Promissory Note”) and borrowed $232,000 to pay general and administrative expenses. Under the Promissory Note, the Trust agreed to pay interest on the principal amount of the outstanding note at a rate of 8.5% per annum from February 29, 2016 until maturity. The note will mature on March 31, 2018.  For the three months ended June 30, 2016, the Trust borrowed an additional $514,789 on the Promissory Note. As of June 30, 2016, the Trust had $746,789 of borrowings outstanding on the Promissory Note.  Interest expense on the outstanding borrowings will be recorded as it is paid to PCEC. For the three months and six months ending June 30, 2016, the Trust incurred a total of $9,222 in interest, which has been included in the borrowings under the Promissory Note. No further distributions will be made to Trust unitholders until the amounts borrowed, including interest thereon, are repaid.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. Since PCEC loaned funds to the Trust and if the Trust draws on the letter of credit, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. PCEC has agreed to loan funds to the Trust necessary to pay such expenses through a written promissory note as stipulated by the Trust Agreement.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action, and are currently seeking preliminary approval of the settlement by the court. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Note 8.   Property Tax Settlement

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total approximately $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative net profits deficits of the Developed Properties and the Remaining Properties by $1.4 million and $245,394, respectively, and will be subtracted from any future net profits until the cumulative net profits deficits have been reduced to zero.

Note 9.   Subsequent Events

On July 7, 2016, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) revising regulations on injection operations, impacting West Pico’s three active water injection wells. Included in the revised regulation is a limit on the maximum injection pressures allowable to a level approximately 60% below current injection pressures. PCEC is currently not in compliance with the guidelines and is developing a work plan to address the new guidelines. If DOGGR does not grant PCEC sufficient time to address this problem it may be necessary to shut in approximately 300 barrels per day of production, which would have an adverse impact on Development Properties cash flow.  PCEC is exploring options to avoid a loss in production, however, it expects any such efforts to require capital expenditures and at least several months to complete.  In the absence of relief from such regulations, or a period of time in which to bring operations into compliance, PCEC will have an immediate need to shut in as noted above, or secure viable and legally compliant means of water disposal, which may render operations unprofitable or compliance impossible.

On July 13, 2016, the Trust borrowed an additional $128,966 from PCEC under the Promissory Note to cover operating and administrative expenses. The outstanding balance owed, including interest, under the Promissory Note was $875,755.

As previously disclosed in the Annual Report on Form 10-K of Pacific Coast Oil Trust filed on March 4, 2016, PCEC currently has permit applications pending to allow the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing on June 29, the Santa Barbara County Planning Commission (the “Commission”) instructed its staff to prepare Findings for Denial, which the Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. Hearings on any appeal are expected to occur approximately two months after an appeal is filed. There can be no assurance that the Santa Barbara County Board of Supervisors will reverse the decision of the Commission and as a result there can potentially be a decrease in the future cash flows attributable to the Remaining Properties.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly.  For any monthly period during which costs for the Remaining Properties exceed gross proceeds, if any, the Trust is entitled to receive the Royalty Interest Proceeds, if any, and the Trust will continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (such occurrence being herein called a “NPI Payout”).  Due to significant planned expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will occur in approximately 2026.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trust is exposed to fluctuation in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, since February 2016, because of a decline in average realized prices, no cash distributions have been made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.  In addition, no further distribution will be made to Trust unitholders until amounts borrowed by the Trust under the Promissory Note, including interest thereon, have been repaid in full and the cumulative deficit for the Developed Properties has been reduced to zero.

Once distributions return, the Trust will make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) on or before the 10th business day after the record date.  Actual cash distributions to the Trust unitholders will fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust are generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution represents, in effect, a return of a unitholder’s original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will continue to decline over time.

Commodity Prices

In the second quarter of 2016, the WTI crude oil spot price averaged approximately $45.46 per Bbl, compared to approximately $57.85 per Bbl in the second quarter of 2015. The WTI crude oil spot price decreased from a high of $61.36 per Bbl in June 2015 to a low of $26.19 per Bbl in February 2016. Lower crude oil prices may not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore potentially lower the Trust’s crude oil reserves.  In the second quarter of 2016, approximately 98% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the second quarter of 2016, the Henry Hub price averaged approximately $2.15 per MMBtu, compared with approximately $2.75 per MMBtu in the second quarter of 2015. The Henry Hub spot price decreased from a high of $3.32 per MMBtu in January 2015 to a low of $1.49 per MMBtu in March 2016.

A decline or increase in oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  A prolonged period of depressed commodity prices could have a significant impact on the volumetric quantities of PCEC’s proved reserve portfolio.

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Conveyed Interests, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved. As of July 28, 2016, $228,863 has been made available for distribution to the Trust in 2016.  For additional information, see “Part II - Item 1A. - Risk Factors-Distributable Cash to the Trust.”

On April 6, 2015, PCEC received a letter from DOGGR mandating the suspension of cyclic steaming operations in PODS 2 and 4 at Orcutt Diatomite, citing concern over surface expressions related to two wells occurring late in 2014 and the potential for landslides on the property.  This resulted in the suspension of steaming to 22 wells and curtailed production by approximately 300 barrels of oil per day. PCEC undertook significant testing and has installed monitoring equipment pursuant to direction from DOGGR. PCEC continues to cooperate with DOGGR to develop and implement a work plan that addresses DOGGR’s concerns. This resulted in a letter from DOGGR, received April 25, 2016, giving approval to recommence steaming at PODS 2 and 4, conditional upon further well testing. PCEC has carried out the required well testing on POD 4 and recommenced steaming on 11 POD 4 wells in May 2016.

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injection wells located at the Orcutt Field, which could require certain changes to operating procedures or well modifications. In a letter dated September 30, 2015, PCEC proposed and has implemented a schedule to modify one of the affected injection wells each quarter until all have been modified. The first three such modifications were successfully completed in the first half of 2016 and PCEC’s capital budget for 2016 includes one additional modification during the second half of 2016. If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase. Alternatively, PCEC could choose or be required to shut in all or a portion of the affected injection wells, which would result in a loss of production.

On July 7, 2016, PCEC received a letter from DOGGR revising regulations on injection operations, impacting West Pico’s three active water injection wells. Included in the revised regulation is a limit on the maximum injection pressures allowable to a level approximately 60% below current injection pressures. PCEC is currently not in compliance with the guidelines and is developing a work plan to address the new guidelines. If DOGGR does not grant PCEC sufficient time to address this problem it may be necessary to shut in approximately 300 barrels per day of production, which would have an adverse impact on Development Properties cash flow.  PCEC is exploring options to avoid a loss in production, however, it expects any such efforts to require capital expenditures and at least several months to complete.  In the absence of relief from such regulations, or a period of time in which to bring operations into compliance, PCEC will have an immediate need to shut in as noted above, or secure viable and legally compliant means of water disposal, which may render operations unprofitable or compliance impossible.

Property Taxes

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total approximately $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust will increase the cumulative net profits deficits of the Developed Properties and the Remaining properties by $1.4 million and $245,394, respectively, and will be subtracted from any future net profits until the cumulative net profits deficits have been reduced to zero.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016, income from Conveyed Interests received by the Trust amounted to $43,819 compared with $2.0 million for the three months ended June 30, 2015.  The net profits calculated during the three months ended June 30, 2016 was associated with net profits for oil and natural gas production from the Developed Properties during the months of February, March, and April 2016, and 7.5% overriding royalty interest for oil production from the Remaining Properties located in PCEC’s Orcutt Field and Orcutt Diatomite properties during the months of February, March, and April 2016. However, there were no net profits received by the Trust for oil and natural gas production from the Developed Properties during the month of February, March, and April 2016 as operating expenses and capital expenditures exceeded revenues. The net profits received by the Trust during the three months ended June 30, 2015 was associated with net profits for oil and natural gas production during the months of February, March, and April 2015.

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

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,
	2016	2015

Developed Properties:
Underlying sales volmes (Boe) (a)	232,386	277,097
Average daily production (Boe/d)	2,582	3,113
Average price (per Boe)	$29.26	$43.20
Production cost (per Boe) (b)	$33.54	$30.61

Remaining Properties:
Underlying sales volmes (Boe) (a)	63,436	82,052
Average daily production (Boe/d)	705	922
Average price (per Boe)	$26.34	$44.41
Production cost (per Boe) (b)	46.68	$16.63

(a)  Crude oil sales represented 98% and 96% of sales volumes from the Developed Properties for the three months ended June 30, 2016 and 2015, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% and 100% of total sales volumes from the Remaining Properties for the three months ended June 30, 2016 and 2015, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended June 30, 2016 and 2015 was determined as shown in the following table:

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Developed Properties—80% Net Profits Interest
Oil sales	$6,692,780	$11,864,116
Natural gas sales	107,191	107,062
Total revenues	6,799,971	11,971,178
Costs:
Direct operating expenses:
Lease operating expenses	5,278,051	7,587,195
Production and other taxes (1)	2,516,688	895,550
Development expenses	783,315	975,081
Total costs	8,578,054	9,457,826
Total income (loss)	(1,778,083)	2,513,352

Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest: (2)	(1,422,466)	2,010,682
Property taxes related to PCEC (3)	302,359	—
Income from 80% Net Profits Interest	—	2,010,682
80% Net Profits Interest Deficit (2)	(1,120,107)	—

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Remaining Properties—25% Net Profits Interest
Oil sales	$1,668,775	$3,643,596
Natural gas sales	2,189
Total revenues	1,670,964	3,643,596
7.5% ORRI	43,819	248,206
Costs:
Direct operating expenses:
Lease operating expenses	1,090,627	1,070,779
Production and other taxes (1)	1,870,290	293,601
Development expenses	295,044	2,073,331
Total costs	3,255,962	3,437,711
Total income (loss)	(1,628,817)	(42,321)
Net Profits Interest	25%	25%
Loss from 25% Net Profits Interest (4)	(407,204)	(10,580)
Property taxes related to PCEC (5)	50,669	—
Loss from 25% Net Profits Interest (4)	(356,535)	(10,580)

Selected Cash Flow Data
Income from 80% Net Profits Interest (2)	—	2,010,682
7.5% ORRI	43,819	248,206
Total income	43,819	2,258,888
PCEC operating and services fee	(356,386)	(260,389)
Total	(312,567)	1,998,498
Trust general and administrative expenses and cash withheld for expenses	193,000	250,000
Distributable Income	—	1,748,498

(1) Increase in Production and other taxes:

During the three months ended June 30, 2016, production and other taxes included $2,094,914 for the Developed Properties and $1,327,040 for the Remaining Properties related to the settlement of disputed property values attributable to the Trust for the periods April 1, 2012 through June 30, 2016.

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
(2) 80% Net Profits Interest Accrued Deficit
Beginning balance	$(600,678)	$—
Current period	(1,120,107)	—
Ending balance	$(1,720,785)	$—

(3) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$247,285	$—
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	55,074	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$302,359	$—

(4) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,812,301)	$(1,913,631)
Current period	(356,535)	(11,000)
Ending balance	$(2,168,836)	$(1,924,631)

(5) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$40,038	$—
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	10,631	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$50,669	$—

(1) Production and other taxes in the second quarter of 2016 include supplemental property tax bills from the Santa Barbara County Assessor’s Office related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental property tax bills total approximately $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties.

(2) Income from 80% Net Profits Interest in the second quarter of 2016 represents three months of net losses from the Conveyed Interests during the production months of February, March, and April 2016 as discussed in footnote 2.

(3) Property tax adjustment amounts related to PCEC not applicable to the Trust based on partial ownership of the Trust by PCEC from May 8, 2012 through June 9, 2014.

(4) There were no net profits for the second quarter of 2016 as operating expenses and capital expenditures exceeded revenues. The excess of operating expenses and capital expenditures over revenues added to the cumulative deficit balance.

(5) Property tax adjustment amounts related to PCEC not applicable to the Trust based on partial ownership of the Trust by PCEC from May 8, 2012 through June 9, 2014.

Three Months Ended June 30, 2016 and 2015

Developed Properties — For the three months ended June 30, 2016, direct operating expenses and development expenses from the Developed Properties exceeded revenues by $1.8 million. For the three months ended June 30, 2015, excess revenues over direct operating expenses and development expenses was $2.5 million.  The decrease is primarily attributable principally to lower oil prices and lower production in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Average realized prices decreased by $13.94 per Bbl, or 32%, and sales volumes decreased 45 MBoe, or 16%. Orcutt, Orcutt Diatomite, and West Pico all had decreased volumes for the three months ended June 30, 2016 versus the three months ended June 30, 2015. Total lease operating expenses included in the net profits calculation during the quarter were $5.3 million for the three months ended June 30, 2016 compared to $7.6 million for the three months ended June 30, 2015. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, Sawtelle and West Pico, which resulted from lower fuel and utilities, chemicals, company labor, and workover expenditures. Total capital expenditures were approximately $0.8 million for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015.  The decrease is primarily due to decreased well work at West Pico, Orcutt Field, Orcutt Diatomite and Sawtelle. Production and other taxes were approximately $2.5 million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015 primarily due to the County of Santa Barbara property tax settlement reached in March 2016. Income from 80% Net Profits Interest for the three months ended June 30, 2016 was $0, which resulted in no net profits in April, May, or June 2016 as operating expenses and capital expenditures exceeded revenues, compared to $2.0 million of income for the three months ended June 30, 2015.  Since a deficit existed as a result of the net profits interest on the Developed Properties from the Conveyed Interests during the production months of January through April, the Trust will not receive any net profits until the cumulative net profits deficit is recovered in full.  The cumulative deficit of the net profits interest on the Developed Properties was $1.7 million at June 30, 2016.

Remaining Properties — Direct operating expenses and development expenses from the Remaining Properties exceeded revenues by $1.6 million for the three months ended June 30, 2016 compared to direct operating expenses and development expenses exceeding revenues from the Remaining Properties of $42,321 for the three months ended June 30, 2015. Average realized prices decreased by $18.06 per Bbl, or 41%, and sales volumes decreased 19 MBoe, or 23%, both contributing to a decrease in 2016 distributable income compared to 2015. Orcutt and Orcutt Diatomite had decreased volumes for the three months ended June 30, 2016 versus the three months ended June 30, 2015. Capital expenditures were $295,044 for the three months ended June 30, 2016 compared to $2.1 million for the three months ended June 30, 2015. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $43,819 and $248,206 during the three months ended June 30, 2016 and 2015, respectively, from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $2.2 million at June 30, 2016 compared to $1.9 million at June 30, 2015.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $263,294 for operating and services fees for the three months ended June 30, 2016 compared to $260,389 for the three months ended June 30, 2015. The Trust owed PCEC $93,091 for outstanding Operating and Services Fees that were not paid as of March 31, 2016. The Trust borrowed funds from PCEC under the Promissory Note to fund payments of the $93,091 and the $263,294 for a total amount paid in the three months ended June 30, 2016 of $356,386.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $193,000 for the three months ended June 30, 2016 compared to $250,000 for the three months ended June 30, 2015.  The decrease in general and administrative expenses for the three months ended June 30, 2016, was primarily due to the timing of payments related to auditing fees and NYSE listing fee, which were paid during the three months ended March 31, 2016 compared to the prior year payments of these items in the three months ended June 30, 2015. Since the Trust did not have enough cash to pay its expenses, it borrowed $514,789 from PCEC from April to June 2016 (see “Liquidity and Capital Resources” below).

Distributable Income — The total cash received by the Trust from PCEC for the three months ended June 30, 2016 was $0. There was no cash transferred to the Trustee from distributable income for the months of April, May, and June 2016 as the PCEC operating and service fee combined with the settlement of the supplemental property tax bills exceeded income from the Conveyed Interests. The total cash received by the Trust from PCEC for the three months ended June 30, 2015 was approximately $2.0 million, which represents the cash received for the months of February, March and April 2015, as income from the Conveyed Interests exceeded administrative expenses. Distributable income was $1.7 million for the three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, income from Conveyed Interests received by the Trust amounted to $477,781 compared with $6.2 million for the six months ended June 30, 2015.  The net profits received by the Trust during the six months ended June 30, 2016 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2015, and 7.5% overriding royalty interest for oil production from the Remaining Properties located in PCEC’s Orcutt Field and Orcutt Diatomite properties during the months of November and December 2015 and January, February, March, and April 2016. However, there were no net profits for oil and natural gas production from the Developed Properties during the months of January, February, March, and April 2016 as operating expenses and capital expenditures exceeded revenues. The net profits received by the Trust during the six months ended June 30, 2015 was associated with net profits for oil and natural gas production during the months of November and December 2014 and January, February, March, and April 2015.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
	2016	2015

Developed Properties:
Underlying sales volmes (Boe) (a)	501,570	576,968
Average daily production (Boe/d)	2,756	3,188
Average price (per Boe)	$29.12	$47.63
Production cost (per Boe) (b)	$31.45	$31.32

Remaining Properties:
Underlying sales volmes (Boe) (a)	131,106	155,698
Average daily production (Boe/d)	720	860
Average price (per Boe)	$25.82	$46.85
Production cost (per Boe) (b)	$32.54	$17.48

(a)  Crude oil sales represented 96% and 98% of sales volumes from the Developed Properties for the six months ended June 30, 2016 and 2015, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for the six months ended June 30, 2016 and 2015, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the six months ended June 30, 2016 and 2015 was determined as shown in the following table:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Developed Properties—80% Net Profits Interest
Oil sales	$14,354,964	$27,062,895
Natural gas sales	250,624	419,318
Total revenues	14,605,588	27,482,213
Costs:
Direct operating expenses:
Lease operating expenses	12,446,823	16,189,557
Production and other taxes (1)	3,326,766	1,878,632
Development expenses	939,150	2,247,636
Total costs	16,712,739	20,315,825
Total income (loss)	(2,107,150)	7,166,387

Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest: (2)	(1,685,720)	5,733,110
Property taxes related to PCEC (3)	302,359

Income from 80% Net Profits Interest (2)	337,424	5,733,110
80% Net Profits Interest Deficit (2)	(1,720,785)	—

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Remaining Properties—25% Net Profits Interest
Oil sales	$3,377,138	$7,290,582
Natural gas sales	7,871	4,591
Total revenues	3,385,008	7,295,173
7.5% ORRI	140,357	493,724
Costs:
Direct operating expenses:
Lease operating expenses	2,096,090	2,156,017
Production and other taxes (1)	2,169,595	565,260
Development expenses	847,474	3,040,451
Total costs	5,113,159	5,761,728
Total income (loss)	(1,868,508)	1,039,721
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest (4)	(467,127)	259,930
Property taxes related to PCEC (5)	50,669	—
Loss from 25% Net Profits Interest (4)	(416,458)	259,930

Selected Cash Flow Data
Income from 80% Net Profits Interest	337,424	5,733,110
7.5% ORRI	140,357	493,724
Total income	477,781	6,226,834
PCEC operating and services fee	(526,485)	(519,378)
Total	(48,704)	5,707,456
Trust general and administrative expenses and cash withheld for expenses	460,000	455,000
Distributable Income	228,863	5,252,456

(1) Increase in Production and other taxes:

During the six months ended June 30, 2016, production and other taxes included $2,094,914 for the Developed Properties and $1,327,040 for the Remaining Properties related to the settlement of disputed property values attributable to the Trust for the periods April 1, 2012 through June 30, 2016.

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
(2) 80% Net Profits Interest Accrued Deficit
Beginning balance	$—	$
Current period	(1,720,785)	—
Ending balance	$(1,720,785)	$

(3) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$247,285	$—
Amount related to PCEC ownership from September 23, 2014 through June 9, 2014	55,074	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$302,359	$—

(4) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,752,378)	$(2,184,141)
Current period	(416,458)	259,510
Ending balance	$(2,168,836)	$(1,924,631)

(5) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$40,038	$—
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	10,631	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$50,669	$—

(1) Production and other taxes in the second quarter of 2016 include supplemental property tax bills from the Santa Barbara County Assessor’s Office related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental property tax bills total approximately $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties.

(2) Income from 80% Net Profit Interests from the Conveyed Interests during the production months of February 2016 through April 2016 resulted in a deficit as operating expenses and capital expenditures exceeded revenues. As a result, the Trust will not receive any net profits until the cumulative net profits deficit is recovered in full.

(3) Property tax adjustment amounts related to PCEC not applicable to the Trust based on partial ownership of the Trust by PCEC from May 8, 2012 through June 9, 2014

(4) There were no net profits for the first six months of 2016 as operating expenses and capital expenditures exceeded revenues. The excess of operating expenses and capital expenditures over revenues added to the cumulative deficit balance.

Six Months Ended June 30, 2016 and 2015

Developed Properties — For the six months ended June 30, 2016, direct operating expenses and development expenses from the Developed Properties exceeded revenues by $2.1 million, which consisted of a loss from the Developed Properties of $2.5 million for the months of March, April, May, and June 2016 and income from the Developed Properties of $0.4 million for the months of January and February 2016. For the six months ended June 30, 2015, excess revenues over direct expenses and development expenses was $7.2 million.  The decrease in income for the six months ended June 30, 2016 is attributable principally to lower oil prices and lower production compared to the six months ended June 30, 2015. Average realized prices decreased by $18.51 per Bbl, or 39%, and sales volumes decreased 75 MBoe, or 13% primarily attributable to lower volumes from our Orcutt Field, Orcutt Diatomite, and West Pico properties. Total lease operating expenses included in the net profits calculation were $12.4 million for the six months ended June 30, 2016 compared to $16.2 million for the six months ended June 30, 2015. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, Sawtelle and West Pico, which resulted from lower commodity prices. Total capital expenditures were approximately $0.9 million for the six months ended June 30, 2016 compared to $2.2 million for the six months ended June 30, 2015.  The decrease is primarily due to lower well work at West Pico, Orcutt Field, Orcutt Diatomite and Sawtelle. Production and other taxes were approximately $3.3 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015. The increase in production and other taxes is primarily due to the County of Santa Barbara property tax settlement reached in March 2016. (see Footnote 6). Loss from 80% Net Profits Interest for the six months ended June 30, 2016 was $1.7 million as operating expenses and capital expenditures exceeded revenues compared to $5.7 million of income for the six months ended June 30, 2015.  Since a deficit existed as a result of the net profits interest on the Developed Properties, the Trust will not receive any net profits until the cumulative net profits deficit is recovered in full.  The cumulative deficit of the net profits interest on the Developed Properties was $1.7 million at June 30, 2016.

Remaining Properties — Direct operating expenses and development expenses from the Remaining Properties exceeded revenues by $1.9 million for the six months ended June 30, 2016 compared to excess revenues over direct operating expenses and development expenses from the Remaining Properties of approximately $1.0 million for the six months ended June 30, 2015. Average realized prices decreased by $21.04 per Bbl, or 45%, and sales volumes decreased 25 MBoe, or 16%, both contributing to a decrease in 2016 distributable income compared to 2015. Orcutt and Orcutt Diatomite had decreased volumes for the six months ended June 30, 2016 versus the six months ended June 30, 2015. Capital expenditures were $0.8 million for the six months ended June 30, 2016 compared to $3.0 million for the six months ended June 30, 2015. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $140,357 and $493,724 during the six months ended June 30, 2016 and 2015, respectively, from the 7.5% overriding royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty, was approximately $2.2 million at June 30, 2016 compared to $1.9 million at June 30, 2015.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $526,485 for operating and services fees for the six months ended June 30, 2016 compared to $519,378 for the six months ended June 30, 2015. The Trust did not have enough cash to pay the operating and services fee in full for the six months ended June 30, 2016 and entered into the Promissory Note with PCEC. The trust borrowed funds under the Promissory Note to pay all Operating & Services fees due during the six months ended June 30, 2016.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $460,000 for the six months ended June 30, 2016 compared to $455,000 for the six months ended June 30, 2015. Since the Trust did not have enough cash to pay its expenses, it borrowed $746,789 from PCEC in the six months ended June 30, 2016 (see “Liquidity and Capital Resources” below).

Distributable Income — The total cash received by the Trust from PCEC for the six months ended June 30, 2016 was $263,863, which represents the cash received for the month of January 2016. The Trust general and administrative expenses and cash withheld for expenses were $35,000 for the month of January 2016, primarily consisting of Trustee fees and legal fees, and the distributable income remaining was $228,863 for the six months ended June 30, 2016.  There was no cash transferred to the Trustee from distributable income for the months of February, March, April, May, and June 2016 as the PCEC operating and service fee exceeded income from the Conveyed Interests. The total cash received by the Trust from PCEC for the six months ended June 30, 2015 was approximately $5.7 million, which represents the cash received for the months of January through June 2015, as income from the Conveyed Interests exceeded administrative expenses. The Trustee paid general and administrative expenses of $455,000 for the six months ended June 30, 2015, primarily consisting of Trustee fees, accounting fees and legal fees. Distributable income was $5.3 million for the six months ended June 30, 2015.

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

Each month, the Trustee pays Trust obligations and expenses and distributes to the Trust unitholders the remaining proceeds, if any. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be invested in a limited number of permitted investments.  Alternatively, cash held for distribution at the next distribution date may be held in a non-interest-bearing account.

Since Trust administrative expenses have now exceeded available cash, PCEC has agreed to loan funds to the Trust necessary to pay such expenses without requiring the Trust to draw under the letter of credit. On February 25, 2016, the Trustee entered into a Promissory Note with PCEC and borrowed $232,000 from PCEC. On April 14, 2016, the Trustee borrowed an additional $349,700 from PCEC under the terms of the Promissory Note entered into in February 2016. On May 18, 2016, the Trustee borrowed an additional $90,758 from PCEC under the terms of the Promissory Note entered into in February 2016. On June 10, 2016, the Trustee borrowed an additional $74,331 from PCEC under the terms of the Promissory Note entered into in February 2016. On July 13, 2016, the Trustee borrowed an additional $128,966 from PCEC under the terms of the Promissory Note entered into in February 2016. The total amount borrowed by the Trustee from PCEC under the terms of the Promissory Note entered into in February 2016 totaled $875,755 as of July 13, 2016.  PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan additional funds to the Trust to pay necessary expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No further distributions will be made to Trust unitholders until such amounts drawn or borrowed, including interest thereon, are repaid. The loan made by PCEC is on an unsecured basis, and the terms of the loan are substantially the same as those which would have been obtained in an arm’s-length transaction between PCEC and an unaffiliated third party.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2015 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2016.

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

During the quarter ended June 30, 2016, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action, and are currently seeking preliminary approval of the settlement by the court. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Item 1A.             Risk Factors.

There have been no material changes to the Risk Factors disclosed in “Part I - Item 1A. - Risk Factors” of our 2015 Annual Report and “Part II — Item 1A” of our 1st quarterly report on Form 10-A.

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

The Trustee must sell the Conveyed Interests and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Conveyed Interests and dissolve the Trust if the annual cash proceeds received by the Trust attributable to the conveyed Interests, in the aggregate, are less than $2.0 million for each of any two consecutive years. No cash has been available for distribution to the Trust for the months of February, March, April, May and June in 2016.  The net profits of any such sale will be distributed to the Trust unitholders. As a result, Trust unitholders may not recover their investment.

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

Date: July 28, 2016

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