Form 10-Q
period 2016-09-30
Pacific Coast Oil Trust
filed 2016-11-07
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒ As of  November 7, 2016, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

Net profits interest —A nonoperating interest that creates a share in gross production from an operating or Working Interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

NYMEX—New York Mercantile Exchange.

Oil—Crude oil and condensate.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$47,328	$44,999
Investment in conveyed interests, net of amortization	228,086,965	229,045,304
Total assets	$228,134,293	$229,090,303

LIABILITIES AND TRUST CORPUS
Note and other payables	1,037,464	—
Trust corpus (38,583,158 Trust units issued and outstanding)	227,096,829	229,090,303
Total Liabilities and Trust Corpus	$228,134,293	$229,090,303

The accompanying notes are an integral part of these financial statements

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income from conveyed interests	$110,323	$4,446,380	$588,104	$10,673,212
PCEC operating and services fee	(263,502)	(263,190)	(789,987)	(782,568)
General and adminstrative expenses	(76,267)	(162,233)	(577,796)	(594,475)
Cash receipt from borrowing	290,675		1,037,464	—
Promissory note interest expenses	(17,495)		(26,717)	—
Cash reserves used (withheld) for Trust expenses	(43,734)	(2,767)	(2,205)	(25,525)
Distributable income	$—	$4,018,190	$228,863	$9,270,644

Distributable income per unit (38,583,158 units)	$—	$0.10414	$0.00593	$0.24028

The accompanying notes are an integral part of these financial statements

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Trust corpus, beginning of period	$227,528,475	$233,042,971	$229,090,303	$236,132,775
Cash reserves withheld (used) for Trust expenses	43,734	2,767	2,204	25,525
Borrowing used for Trust expenses	(290,675)	—	(1,037,463)	—
Distributable income	—	4,018,190	228,863	9,270,644
Distributions to unitholders	—	(4,018,190)	(228,740)	(9,270,898)
Amortization of conveyed interests	(184,705)	(2,686,921)	(958,338)	(5,799,229)
Trust corpus, end of period	$227,096,829	$230,358,817	$227,096,829	$230,358,817

The accompanying notes are an integral part of these financial statements

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Organization of the Trust

Formation of the Trust

The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among PCEC, as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The Trust Agreement was amended and restated by PCEC, the Trustee and the Delaware Trustee on May 8, 2012. References in this report to the “Trust Agreement” are to the Amended and Restated Trust Agreement, dated May 8, 2012, as amended.

The Trust was created to acquire and hold Net profits interest and royalty interests in certain oil and natural gas properties located in California (the “Conveyed Interests”) for the benefit of the Trust unitholders pursuant to an agreement among PCEC, the Trustee and the Delaware Trustee. The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrently with the initial public offering of the Trust’s units of beneficial interest (“Trust Units”) in May 2012.

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive an 80% Net profits interest from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 (the “Developed Properties”) and either a 25% Net profits interest from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or 7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post production costs) attributable to the sale of oil and natural gas production from the Remaining Properties located on PCEC’s Orcutt and Orcutt Diatomite properties, including but not limited to PCEC’s interest in such production (the “Royalty Interest Proceeds”).

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

Conveyance of Net Profits Interest and Overriding Royalty Interest and Initial Public Offering

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interest and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Conveyed Interests. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the proved developed reserves as of December 31, 2011 on the Developed Properties and either 25% of the net profits from the sale of oil and natural gas production from all Remaining Properties or the Royalty Interest Proceeds.

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

Note 2.   Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2016 and for the three months and nine months ended September 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 4, 2016(“2015 Annual Report”).

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair statement of the interim period presented and include all the disclosures necessary to make the information presented not misleading. Certain prior-period amounts have been reclassified to conform to current-period presentation.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.

The Trust uses the modified cash basis of accounting to report Trust receipts of the Conveyed Interests and payments of expenses incurred. The Net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus certain offsets. The Royalty Interest represents the right to receive revenues (oil and natural gas sales), less production and operating taxes and post-production costs. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Conveyed Interests.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus balance. The production and net reserves used in the amortization calculation are determined using the economic interest method, where the sum of the net profits payments are divided by the effective price per barrel of oil equivalent resulting in the volume of production and reserves used in the calculation. For the three months ended September 30, 2016 and 2015, amortization expense was $184,705 and $2,686,921, respectively.  For the nine months ended September 30, 2016 and 2015, amortization expense was $958,338 and $5,799,229, respectively. Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of September 30, 2016 and December 31, 2015 was $56,406,480 and $55,448,142, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of September 30, 2016 or December 31, 2015.

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

Note 4.   Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources from that month (such as interest earned on any amounts reserved by the Trustee), over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the Trust unitholders as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. Due to the decline in commodity prices, the Trust has not made distributions since January 2016. The following table illustrates information regarding the Trust’s distributions paid during the nine months ended September 30, 2016 and 2015.

Nine Months Ended September 30, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	n/a	$0.00000
February 23, 2016	March 7, 2016	n/a	$0.00000
March 24, 2016	April 5, 2016	n/a	$0.00000
April 25, 2016	May 5, 2016	n/a	$0.00000
May 24, 2016	June 3, 2016	n/a	$0.00000
June 27, 2016	July 7, 2016	n/a	$0.00000
July 25, 2016	August 5, 2016	n/a	$0.00000
August 25, 2016	September 7, 2016	n/a	$0.00000

Nine Months Ended September 30, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860
June 23, 2015	July 3, 2015	July 14, 2015	$0.04289
July 24, 2015	August 5, 2015	August 14, 2015	$0.03844
August 24, 2015	September 4, 2015	September 15, 2015	$0.02281

Note 5.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During the three-month and nine-month periods ended September 30, 2016, the

Trust paid $50,000 and $150,000, respectively, to the Trustee. During each of the three-month and nine-month periods ended September 30,2016 the Trust paid zero and $2,000, respectively, to the Delaware Trustee. During the three-month and nine-month periods ended September 30, 2015, the Trust paid $50,000 and $150,000, respectively, to the Trustee. During each of the three-month and nine-month periods ended September 30, 2015, the Trust paid zero and $2,000, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  Under the terms of the Operating and Services Agreement, dated as of May 8, 2012, by and between PCEC and the Trust (the “Operating and Services Agreement”), PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $86,330 during the first quarter of 2015 and was $87,730 from April 1, 2015 through the end of the first quarter of 2016. On April 1, 2016, the monthly operating and services fee changed to $87,834. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC. During the three months ended September 30, 2016 and 2015, PCEC charged the Trust $263,502 and $263,190, respectively, for the operating and services fee. During the nine months ended September 30, 2016 and 2015, PCEC charged the Trust $789,987 and $782,568, respectively, for the operating and services fee. The Trust paid the operating and services fee in full for the month of January 2016. However, because the Trust did not have enough cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of  $55,977 for February and $26,392 for March. For the months of April, May, June, July, August, and September 2016, the Trust borrowed funds under a promissory note payable to PCEC dated February 25, 2016, and subsequently amended and restated on September 29, 2016 (as amended, the “Promissory Note”) in order to make payments of $87,730, $87,730, $87,834, $87,834, $87,834 ,and $87,834, respectively. All operating and services fees have been completely paid through September 30, 2016 as a part of the borrowings under the Promissory Note.

Note 6.   Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into the Promissory Note with PCEC and borrowed $232,000 to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the initial terms of the Promissory Note, the Trust agreed to pay interest on the outstanding principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity.The Promissory Note, as amended and restated, bears interest at (1) 8.5% per annum from February 25, 2016, to August 9, 2016, and (2) 4.0% per annum from August 10, 2016, until maturity. The Promissory Note will mature on March 31, 2018.  For the nine months ended September 30, 2016, the Trust borrowed an additional $805,463 under the Promissory Note. As of September 30, 2016, the Trust had $1,037,464 of borrowings outstanding under the Promissory Note, reflecting net increases in the principal and interest amounts, as permitted thereunder, since the execution of the Promissory Note.  Interest expense on the outstanding borrowings will be recorded as it is paid to PCEC. For the three months and nine months ended September 30, 2016, the Trust incurred a total of $17,495 and $26,717 respectively, in interest, which has been included in the borrowings under the Promissory Note. No further distributions will be made to Trust unitholders until the amounts borrowed, including interest thereon, are repaid. The Trust may prepay the Promissory Note in whole or in part without being required to pay any penalty or premium.

PCEC has also provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit or borrowed under the Promissory Note, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses through the Promissory Note as stipulated by the Trust Agreement.

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

On December 8, 2015, the parties agreed in principle to settle the consolidation action, and the Court entered an order granting preliminary approval of the settlement on September 14, 2016. A hearing to determine whether to grant final approval of the settlement and enter final judgement in this action is set for March 2, 2017. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidation action.

On July 7, 2016, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) revising regulations on injection operations, impacting West Pico’s three active water injection wells.  Included in the revised regulation is a limit on the maximum injection pressures allowable to a level approximately 60% below current injection pressures.  PCEC is currently not in compliance with the guidelines and is working with DOGGR to develop a work plan to address the new guidelines.  PCEC expects that compliance may require additional capital expenditures and reduce production.

As previously disclosed in the Trust’s 2015 Annual Report, PCEC currently has permit applications pending to allow the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing on June 29, 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. On November 1, 2016, the Santa Barbara County Board of Supervisors heard PCEC’s appeal and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would attributable to Remaining Properties, is uncertain.  At this time, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when or if additional permits will be submitted to Santa Barbara County for drilling in the Diatomite Zone at Orcutt.

Note 8.   Property Tax Settlement

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total $2,121,621 for the Developed Properties and $1,280,275 for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative Net profits interest deficits of the Developed Properties and the Remaining Properties by $1,394,937 million and $245,394, respectively, and will be subtracted from any future net profits until the cumulative Net profits interest deficits have been reduced to zero.

Note 9.   Subsequent Events

On October 28, 2016, the Trust issued a press release announcing there will be no cash distribution in November 2016 to the holders of its Trust Units.

Due to a temporary maintenance shutdown on the export line that transports natural gas out of West Pico, West Pico has had to temporarily shut in select wells to limit the amount of associated gas produced from oil production.  West Pico net production attributable to the Developed Properties prior to the maintenance shutdown was approximately 530 Boe/d (approximately 420 Boe/d net to the Trust).  During the shutdown months, which began in August and are expected to last through early November 2016, production is down by approximately 33%-50%.  During the shutdown months, West Pico is able to reduce certain operating expenses associated with the production from the shut in wells.  Following the return to service of the gas export line, West Pico is expected to return production to levels similar to those prior to the shutdown months.

Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the 2015 Annual Report.  The following review should also be read in conjunction with “Forward-Looking Statements” in this report and with “Part I — Item 1A — Risk Factors” in the 2015 Annual Report and “Part II – Item 1A – Risk Factors” in our Quarterly Reports on Form 10-Q for the first and second quarters of 2016.

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

The Trust was created to acquire and hold Net profits interests and royalty interests in certain oil and natural gas properties located in California.  The Conveyed Interests represent undivided interests in the Underlying Properties.

Concurrently with the Trust’s initial public offering in May 2012, the Trust and PCEC effected the Conveyance. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Developed Properties and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or the Royalty Interest Proceeds.

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly.  For any monthly period during which costs for the Remaining Properties exceed gross proceeds, if any, the Trust is entitled to receive the Royalty Interest Proceeds, if any, and the Trust will continue to receive such proceeds until NPI Payout.  Due to significant planned expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will occur in approximately 2026.  In any monthly period following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

The Trust is exposed to fluctuation in energy prices in the normal course of business due to the Net profits interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, since February 2016, because of a decline in average realized prices, no cash distributions have been made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.  In addition, no further distribution will be made to Trust unitholders until amounts borrowed by the Trust under the Promissory Note, including interest thereon, have been repaid in full and the cumulative Net profits interest deficit for the Developed Properties has been reduced to zero.

If the amounts paid to the Trust enable the Trust to repay its debt and resume distributions, the Trust would make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) on or before the 10th business day after the record date.  Actual cash distributions to the Trust unitholders will fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust are generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution represents, in effect, a return of a unitholder’s original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will continue to decline over time.

Commodity Prices

In the third quarter of 2016, the WTI crude oil spot price averaged approximately $44.85 per Bbl, compared to approximately $46.51 per Bbl in the third quarter of 2015. The WTI crude oil spot price decreased from a high of $61.36 per Bbl in  2015 to a low of $26.19 per Bbl in February 2016. Lower crude oil prices may not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore potentially lower PCEC’s crude oil reserves.  In the third quarter of 2016, approximately 99% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the third quarter of 2016, the Henry Hub price averaged approximately $2.88 per MMBtu, compared with approximately $2.76 per MMBtu in the third quarter of 2015. The Henry Hub spot price decreased from a high of $3.32 per MMBtu in January 2015 to a low of $1.49 per MMBtu in March 2016.

A decline or increase in oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  A prolonged period of depressed commodity prices could have a significant impact on the volumetric quantities of PCEC’s proved reserve portfolio.

Distributable Cash to the Trust

The Trustee must sell the Conveyed Interests and dissolve the Trust if the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2.0 million for each of any two consecutive years. Through September 30, 2016, the Trust received approximately $0.6 million in proceeds attributable to the Conveyed Interests. As a result, aggregate proceeds attributable to the Conveyed Interests received by the Trust are not expected to reach $2.0 million in 2016, and unless commodity prices increase or operating expenses decrease in the near term, such proceeds are unlikely to reach that threshold in 2017.  If income from the Conveyed Interests in 2017 does not improve significantly, the Trustee will be required to sell the Conveyed Interests and dissolve the Trust.

2016 Capital Program Summary

As previously disclosed, PCEC’s 2016 capital program is expected to total approximately $3.4 million and would be focused on mandatory facility upgrades at Orcutt Field and Orcutt Diatomite, rate-generating projects, and Orcutt Diatomite permitting fees.  This total includes expected investments of approximately $2.0 million ($1.6 million net to the Trust’s interest) in the Developed Properties and approximately $1.4 million expected to be spent on the Remaining Properties ($350,000 net to the Trust’s interest).

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, the Trust will be paid the Royalty Interest Proceeds. Once revenues from the Remaining Properties have been used to repay PCEC for the cumulative costs it has advanced on behalf of the Trust, the net profits on the Remaining Properties will be paid out in place of the Royalty Interest Proceeds, as described below. The Conveyed Interests entitle the Trust to receive the following:

Developed Properties

•          80% of the net profits from the sale of oil and natural gas production from the Developed Properties.

Remaining Properties

•          25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties, or

•          the Royalty Interest Proceeds

The Trust calculates the net profits and royalties for the Developed Properties and the Remaining Properties separately. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other; however the amount of Royalty Interest Proceeds paid will be taken into account in the net profits calculation for the Remaining Properties. If at any time cumulative costs for the Developed Properties on the one hand, or the Remaining Properties on the other hand, exceed cumulative gross proceeds associated with each, then neither the Trust nor the Trust unitholders would be liable for the excess costs, but the Trust would not receive any net profits from the Developed Properties or the Remaining Properties, as the case may be, until future cumulative net profits for the Developed Properties or the Remaining Properties (as applicable) exceed the cumulative total excess costs for the Developed Properties or the Remaining Properties (as applicable).

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Conveyed Interests, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.  For additional information, see “Risk Factors—Distributable Cash to the Trust” in Part II, Item 1A of this report.

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

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injection wells located at the Orcutt Field, which could require certain changes to operating procedures or well modifications. In a letter dated September 30, 2015, PCEC proposed and has implemented a schedule to modify one of the affected injection wells each quarter until all have been modified. The first three such modifications were successfully completed in the first half of 2016 and PCEC’s capital budget for 2016 includes one additional modification during the fourth quarter of 2016. If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase. Alternatively, PCEC could choose or be required to shut in all or a portion of the affected injection wells, which would result in a loss of production.

On July 7, 2016, PCEC received a letter from DOGGR revising regulations on injection operations, impacting West Pico’s three active water injection wells.  Included in the revised regulation is a limit on the maximum injection pressures allowable to a level approximately 60% below current injection pressures.  PCEC is currently not in compliance with the guidelines, but has received a waiver through the end of 2016, and is working with DOGGR to develop a work plan to address the new guidelines.  PCEC expects that compliance may require additional capital expenditures and reduce production.

Diatomite Zone Drilling Permits Denial

As previously disclosed in the 2015 Annual Report, PCEC currently has permit applications pending to allow the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing on June 29, 2016, the Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. On November 1, 2016, the Santa Barbara County Board of Supervisors heard PCEC’s appeal and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would attributable to Remaining Properties, is uncertain.  At this time, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when or if additional permits will be submitted to Santa Barbara County for drilling in the Diatomite Zone at Orcutt.

West Pico Temporary Limited Shutdown

Due to a temporary maintenance shutdown on the export line that transports natural gas out of West Pico, West Pico has had to temporarily shut in select wells to limit the amount of associated gas produced from oil production.  West Pico net production attributable to the Developed Properties prior to the maintenance shutdown was approximately 530 Boe/d (approximately 420 Boe/d net to the Trust).  During the shutdown months, which began in August and are expected to last through early November 2016, production is down by approximately 33%-50%.  During the shutdown months, West Pico is able to reduce certain operating expenses associated with the production from the shut in wells.  Following the return to service of the gas export line, West Pico is expected to return production to levels similar to those prior to the shutdown months.

Property Taxes

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total approximately $2,121,621 for the Developed Properties and $1,280,275 for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust will increase the cumulative Net profits interest deficits of the Developed Properties and the Remaining properties by $1,394,937 and $245,394, respectively, and will be subtracted from any future net profits until the cumulative Net profits interest deficits have been reduced to zero.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016, income from Conveyed Interests received by the Trust amounted to $110,323 compared with 4,446,380 for the three months ended September 30, 2015.  The net profits calculated during the three months ended September 30, 2016 were associated with net profits for oil and natural gas production from the Developed Properties during the months of May, June, and July 2016, and Royalty Interest Proceeds during the months of May, June, and July 2016. However, there were no net profits received by the Trust for oil and natural gas production from the Developed Properties during the months of May through September 2016 as operating expenses and capital expenditures exceeded revenues. The net profits received by the Trust during the three months ended September 30, 2015 were associated with net profits for oil and natural gas production during the months of May, June, and July 2015.

Oil and natural gas sales volumes are allocated to the Net profits interest based upon a formula that considers oil and natural gas prices and the total amount of production expense and development costs.  As oil and natural gas prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses and development costs in reaching the Net profits interest break-even level changes inversely with price.  Accordingly, the Underlying Property production volumes do not correlate with the Trust’s net profit share of those volumes in any given period.  Therefore, the comparative discussion of oil and natural gas volumes is based on the Underlying Properties as stated in the table below.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the Net profits interest calculation during the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015

Developed Properties:
Underlying sales volumes (Boe) (a)	241,022	282,180
Average daily production (Boe/d)	2,620	3,067
Average price (per Boe)	$39.70	$50.57
Production cost (per Boe) (b)	$28.66	$30.81

Remaining Properties:
Underlying sales volumes (Boe) (a)	45,396	74,393
Average daily production (Boe/d)	493	809
Average price (per Boe)	$39.28	$49.02
Production cost (per Boe) (b)	28.44	$19.01

(a)  Crude oil sales represented 99% and 96% of sales volumes from the Developed Properties for the three months ended September  30, 2016 and 2015, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% and 100% of total sales volumes from the Remaining Properties for each of the three-month periods ended September 30, 2016 and 2015.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended September 30, 2016 and 2015 was determined as shown in the following table:

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Developed Properties—80% Net Profits Interest
Oil sales	$9,454,605	$14,090,229
Natural gas sales	114,792	178,772
Total revenues	9,569,397	14,269,001
Costs:
Direct operating expenses:
Lease operating expenses	6,068,482	7,805,474
Production and other taxes	839,947	889,332
Development expenses	507,361	317,648
Total costs	7,415,790	9,012,454
Total income (loss)	2,153,607	5,256,547

Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest: (1)	1,722,886	4,205,239
First six months 2016 80% Net Profits Interest Deficit (2)	(1,720,785)	—
Income from 80% Net Profits Interest	2,101	4,205,239
80% Net Profits Interest Deficit (2)	—	—

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Remaining Properties—25% Net Profits Interest
Oil sales	$1,782,581	$3,640,207
Natural gas sales	590	6,460
Total revenues	1,783,171	3,646,667
7.5% ORRI	108,222	241,141
Costs:
Direct operating expenses:
Lease operating expenses	985,706	1,137,315
Production and other taxes	305,504	277,269
Development expenses	414,046	604,932
Total costs	1,705,256	2,019,516
Total income (loss)	(30,307)	1,386,010
Net Profits Interest	25%	25%
Loss from 25% Net Profits Interest (3)	(7,577)	346,503

Total Trust Cash Flow
Income from 80% Net Profits Interest (2)	2,101	4,205,239
7.5% ORRI	108,222	241,141
Total income	110,323	4,446,380
PCEC operating and services fee	(263,502)	(263,190)
Total	(153,179)	4,183,190
Trust general and administrative expenses and cash withheld for expenses	120,001	165,000
Promissory note amount borrowed from PCEC	290,675
Promissory note interest amounts	(17,495)
Distributable Income	—	4,018,190

(1) Income from 80% Net profits interest in the third quarter of 2016 represents three months of net profits from the Conveyed Interests during the production months of May, June, and July 2016 as discussed in Note 1, Organization of the Trust, in the Notes to Financial Statements.

(2) There were no net profits for the first six months of 2016 as operating expenses and capital expenditures exceeded revenues. Net profits from the third quarter of 2016 recouped the entire net profits interest deficit from the first six months of 2016. Net profits for the three months ended September 30, 2016 equalled $2,101.

(3) There were no net profits for the third quarter of 2016 as operating expenses and capital expenditures exceeded revenues. The excess of operating expenses and capital expenditures over revenues added to the cumulative deficit balance.

Three Months Ended September 30, 2016 and 2015

Developed Properties — For the three months ended September 30, 2016, revenues exceeded direct operating expenses and development expenses from the Developed Properties by $2,153,607. For the three months ended September 30, 2015, revenues exceeded direct operating expenses and development expenses by $5,256,547.  The decrease is primarily attributable principally to lower oil prices and lower production in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Average realized prices decreased by $10.86 per Bbl, or 21%, and sales volumes decreased 41 MBoe, or 15%. Orcutt, Orcutt Diatomite, and West Pico all had decreased volumes for the three months ended September 30, 2016 versus the three months ended September 30, 2015. Total lease operating expenses included in the Net profits interest calculation during the quarter were $6,068,482  for the three months ended September 30, 2016 compared to $7,805,474 for the three months ended September 30, 2015. The decrease is primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, Sawtelle and West Pico, which resulted from lower fuel and utilities, chemicals, company labor, and workover expenditures. Total capital expenditures were approximately $507,361 for the three months ended September 30, 2016 compared to $317,647 for the three months ended September 30, 2015.  The increase is primarily due to DOGGR mandated injection casing repairs which began in 2016, as well as increased well work in the non-operated properties. Production and other taxes were approximately $839,947 for the three months ended September 30, 2016 compared to $889,332 for the three months ended September 30, 2015. Income from 80% Net profits interest for the three months ended September 30, 2016 was $1,722,886 compared to $4,205,238 of income for the three months ended September 30, 2015.  Since a Net profits interest deficit existed as a result of the lack of net profits on the Developed Properties from the Conveyed Interests during the production months of February through April, 2016, the Trust did not receive any net profits generated in the production months of May through July 2016 and will not receive any Net profits interest until the previous cumulative Net profits interest deficit and borrowings under the Promissory Note is recovered in full.  The cumulative Net profits interest deficit on the Developed Properties was $0 at September 30, 2016, however the balance due under the Promissory Note prohibited the distribution of any Net profits interest as of September 30, 2016.

Remaining Properties — Direct operating expenses and development expenses from the Remaining Properties exceeded revenues by $30,307 for the three months ended September 30, 2016 compared to revenues exceeding the direct operating expenses and development expenses from the Remaining Properties by $1,386,010 for the three months ended September 30, 2015. Average realized prices decreased by $9.74 per Bbl, or 20%, and sales volumes decreased 29 MBoe, or 39%, both contributing to a decrease in 2016 distributable income compared to 2015. Orcutt and Orcutt Diatomite had decreased volumes for the three months ended September 30, 2016 versus the three months ended September 30, 2015. Capital expenditures were $414,046 for the three months ended September 30, 2016 compared to $604,932  for the three months ended September 30, 2015. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% Net profits interest, the Trust received approximately $108,222 and $241,141 during the three months ended September 30, 2016 and 2015, respectively, from the Royalty Interest Proceeds.  The cumulative Net profits interest deficit of the Net profits on the Remaining Properties, including Royalty Interest Proceeds, was approximately $2,176,413 at September 30, 2016 compared to $1,577,708 at September 30, 2015.

PCEC Operating and Services Fees — PCEC charged the Trust approximately $263,502 for operating and services fees for the three months ended September 30, 2016 compared to $263,190 for the three months ended September 30, 2015. Since the Trust did not have enough cash to pay its expenses, the Trust borrowed funds under the Promissory Note to pay all operating and services fees due during the three months ended September 30, 2016.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $76,267 for the three months ended September 30, 2016 compared to $162,233 for the three months ended September 30, 2015.  The decrease in general and administrative expenses for the three months ended September 30, 2016, was primarily due to the timing of payments related to auditing fees and the NYSE listing fee. The auditing fees and the NYSE listing fee were paid during the three months ended June 30, 2016 compared to the prior year payments of these items in the three months ended September 30, 2015. Since the Trust did not have enough cash to pay its expenses, it borrowed $290,675 from PCEC from June 30, 2016 to September 30 2016 (see “Liquidity and Capital Resources” below).

Distributable Income — The total cash received by the Trust from PCEC for the three months ended September 30, 2016 was $0. There was no cash transferred to the Trustee from distributable income for the months of July, August, and September 2016 as  income from the Conveyed Interests was not sufficient to recoup the cumulative deficit generated during the first six months of 2016 and the borrowings under the Promissory Note. The total cash received by the Trust from PCEC for the three months ended September 30, 2015 was approximately $4,183,188, which represents the cash received for the months of  July, August and September  2015, as income from the Conveyed Interests exceeded administrative expenses. Distributable income was $4,018,190 for the three months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, income from Conveyed Interests received by the Trust amounted to $588,104 compared with $10,673,212 for the nine months ended September 30, 2015.  The net profits received by the Trust during the nine months ended September 30, 2016 were associated with Net profits interest for oil and natural gas production from the Developed Properties during the months of November and December 2015 and May, June  and July 2016, and Royalty Interest Proceeds for oil production from the Remaining Properties located in PCEC’s Orcutt Field and Orcutt Diatomite properties during the months of November and December 2015 and January, February, April, May, June and July 2016. However, there were no net profits for oil and natural gas production from the Developed Properties during the months of January, February, March and April 2016 as operating expenses and capital expenditures exceeded revenues. The net profits received by the Trust during the nine months ended September 30, 2015 was associated with net profits for oil and natural gas production during the months of November and December 2014 and January, February, March, April, May, June and July 2015.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the Net profits interest calculation during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015

Developed Properties:
Underlying sales volumes (Boe) (a)	742,591	859,147
Average daily production (Boe/d)	2,710	3,147
Average price (per Boe)	$32.55	$48.60
Production cost (per Boe) (b)	$30.54	$31.15

Remaining Properties:
Underlying sales volumes (Boe) (a)	176,502	230,091
Average daily production (Boe/d)	644	843
Average price (per Boe)	$29.28	$47.55
Production cost (per Boe) (b)	$31.48	$17.97

(a)  Crude oil sales represented 96%  and 99% of sales volumes from the Developed Properties for the nine months ended September 30, 2016 and 2015, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the nine-month periods ended September 30, 2016 and 2015.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the nine months ended September 30, 2016 and 2015 was determined as shown in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Developed Properties—80% Net Profits Interest
Oil sales	$23,809,569	$41,153,123
Natural gas sales	365,417	598,090
Total revenues	24,174,986	41,751,213
Costs:
Direct operating expenses:
Lease operating expenses	18,515,304	23,995,031
Production and other taxes (4)	4,166,713	2,767,964
Development expenses	1,446,512	2,565,282
Total costs	24,128,529	29,328,278
Total income (loss)	46,457	12,422,935

Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest:	37,166	9,938,348
Property taxes related to PCEC (1)	302,359

Income from 80% Net Profits Interest	339,525	9,938,348
80% Net Profits Interest Deficit	—	—

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Remaining Properties—25% Net Profits Interest
Oil sales	$5,159,719	$10,930,789
Natural gas sales	8,461	11,051
Total revenues	5,168,179	10,941,840
7.5% ORRI	248,579	734,864
Costs:
Direct operating expenses:
Lease operating expenses	3,081,796	3,293,332
Production and other taxes (4)	2,475,098	842,529
Development expenses	1,261,520	3,645,383
Total costs	6,818,415	7,781,244
Total income (loss)	(1,898,815)	2,425,732
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest (2)	(474,704)	606,433
Property taxes related to PCEC (3)	50,669	—
Loss from 25% Net Profits Interest (2)	(424,035)	606,433

Total Trust Cash Flow
Income from 80% Net Profits Interest	339,525	9,938,348
7.5% ORRI	248,579	734,864
Total income	588,104	10,673,212
PCEC operating and services fee	(789,987)	(782,568)
Total	(201,883)	9,890,644
Trust general and administrative expenses and cash withheld for expenses	580,000	620,000
Promissory note amount borrowed from PCEC	1,037,463	—
Promissory note interest amounts	(26,717)	—
Distributable Income	228,863	9,270,644

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
(1) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$247,285	$—
Amount related to PCEC ownership from September 23, 2014 through June 9, 2014	55,074	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$302,359	$—

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,752,378)	$(2,184,141)
Current period	(424,035)	606,433
Ending balance	$(2,176,413)	$(1,577,708)

(3) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$40,038
Amount related to PCEC ownership from September 23, 2014 through June 9, 2014	10,631
Total PCEC Property Tax Adjustment Not Related to the Trust	$50,669

(4) Increase in Production and other taxes:

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

(1) Property tax adjustment amounts related to PCEC not applicable to the Trust based on partial ownership of the Trust by PCEC from May 8, 2012 through June 9, 2014.

(2) There were no net profits for the first nine months of 2016 as operating expenses and capital expenditures exceeded revenues. The excess of operating expenses and capital expenditures over revenues added to the cumulative deficit balance.

(3) Property tax adjustment amounts related to PCEC not applicable to the Trust based on partial ownership of the Trust by PCEC from May 8, 2012 through June 9, 2014.

(4) Production and other taxes in the nine months ended September 30, 2016, include supplemental property tax bills from the Santa Barbara County Assessor’s Office related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental property tax bills total approximately $2,121,621 for the Developed Properties and $1,394,937 for the Remaining Properties.

Nine Months Ended September 30, 2016 and 2015

Developed Properties — For the nine months ended September  30, 2016, revenues exceeded direct operating expenses and development expenses from the Developed Properties by $46,457. For the nine months ended September 30, 2015, revenues exceeded direct expenses and development expenses by $12,422,935.  The decrease in income for the nine months ended September 30, 2016 is attributable principally to lower oil prices and lower production compared to the nine months ended September 30, 2015. Average realized prices decreased by $16.04 per Bbl, or 33%, and sales volumes decreased 117 MBoe, or 14% primarily attributable to lower volumes from our Orcutt Field, Orcutt Diatomite, and West Pico properties. Total lease operating expenses included in the net profits calculation were $18,515,304 for the nine months ended September 30, 2016 compared to $23,995,031 for the nine months ended September 30, 2015. The decrease is primarily attributable to lower operating expenses due to decreased company labor; fuel and utilities and chemicals and decreased well services. Total capital expenditures were approximately $1,446,512 for the nine months ended September 30, 2016 compared to $2,565,283 for the nine months ended September 30, 2015.  The decrease is primarily due to to lower well-related work being completed at West Pico, the Orcutt Field, Orcutt Diatomite and Sawtelle . Production and other taxes were approximately $4,166,713 for the nine months ended September 30, 2016 compared to $2,767,964 for the nine months ended June 30, 2015. The increase in production and other taxes is primarily due to the County of Santa Barbara property tax settlement reached in March 2016. (see Note 8 to the Notes to Financial Statements). Income from 80% Net profits interest for the nine months ended September 30, 2016 was $37,165 as revenues exceeded operating expenses and capital expenditures compared to $9,938,348 of income for the nine months ended September 30, 2015.  Since a cumulative Net profits interest deficit existed on the Developed Properties, the Trust did not receive any net profits, as distributions of such Net profits interest may not be made until the cumulative Net profits interest deficit and the outstanding borrowings under the Promissory Note are recovered in full.  The outstanding borrowings under the Promissory Note, reflecting net increases in principal and interest amounts permitted thereunder since the initial execution of the Promissory Note, were $1,037,464 at September 30, 2016.

Remaining Properties — Direct operating expenses and development expenses from the Remaining Properties exceeded revenues by $1,898,815 for the nine months ended September 30, 2016, while revenues exceeded direct operating expenses and development expenses from the Remaining Properties by $2,425,731 for the nine months ended September 30, 2015. Average realized prices decreased by $18.27 per Bbl, or 38%, and sales volumes decreased 54 MBoe, or 23%, during the 2016 period, both of which contributed to a decrease in 2016 distributable income compared to 2015. Orcutt and Orcutt Diatomite had decreased volumes for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. Capital expenditures were $1,261,520 for the nine months ended September 30, 2016 compared to $3,645,383 for the nine months ended September 30, 2015. The decrease in capital expenditures was primarily due to lower expenditures for the Remaining Properties in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% Net profits interest, the Trust received approximately $248,579 and $734,865 during the nine months ended September 30, 2016 and 2015, respectively, from the Royalty Interest Proceeds.  The cumulative Net profits interest deficit on the Remaining Properties, including Royalty Interest Proceeds payments to the Trust, was approximately $2,176,413 at September 30, 2016 compared to $1,577,708 at September 30, 2015.

PCEC Operating and Services Fees — PCEC charged the Trust approximately $789,987 for operating and services fees for the nine  months ended September 30, 2016 compared to $782,568 for the nine months ended September 30, 2015. Since the Trust did not have enough cash to pay its expenses, the Trust borrowed funds under the Promissory Note to pay all operating and services fees due during the nine months ended September 30, 2016.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $501,530 for the nine months ended September 30, 2016 compared to $594,475 for the nine  months ended September  30, 2015. Since the Trust did not have enough cash to pay its expenses, it borrowed a total of $1,037,464 from PCEC under the Promissory Note during the nine months ended September 30, 2016 (see “Liquidity and Capital Resources” below).

Distributable Income — The total cash received by the Trust from PCEC for the nine months ended September 30, 2016 was $263,863, which represents the cash received for the month of January 2016. The Trust general and administrative expenses and cash withheld for expenses were $35,000 for the month of January 2016, primarily consisting of Trustee fees and legal fees, and the distributable income remaining was $228,863 for the nine months ended September 30, 2016.  There was no cash transferred to the Trustee from distributable income for the months of February through September 2016 as the PCEC operating and service fee exceeded income from the Conveyed Interests. The total cash received by the Trust from PCEC for the nine months ended September 30, 2015 was $10,673,212, which represents the cash received for the months of January through September 2015, as income from the Conveyed Interests exceeded administrative expenses. The Trustee paid general and administrative expenses of $594,475 for the nine months ended September 30, 2015, primarily consisting of Trustee fees, accounting fees and legal fees. Distributable income was $9,270,644 for the nine months ended September 30, 2015.

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

Since Trust administrative expenses in recent periods have exceeded available cash, PCEC has agreed to loan funds to the Trust necessary to pay such expenses without requiring the Trust to draw under the letter of credit. On February 25, 2016, the Trustee entered into the Promissory Note with PCEC and borrowed $232,000 from PCEC. During 2016, the Trust has borrowed additional amounts under the Promissory Note as set forth below:

Date of Borrowing	Amount Borrowed
April 14, 2016	$349,700
May 18, 2016	$90,758
June 10, 2016	$74,331
July 13, 2016	$128,966
August 15, 2016	$86,297
September 15, 2016	$75,412

As of September 30, 2016, a total of $1,037,464 was outstanding under the Promissory Note, reflecting net increases in the principal and interest amounts, as permitted thereunder, since the initial execution of the Promissory Note. The terms of the Promissory Note are described in Note 6 to the Notes to Financial Statements.

PCEC has also provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan additional funds to the Trust to pay necessary expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No further distributions will be made to Trust unitholders until such amounts drawn or borrowed, including interest thereon, are repaid. The loan made by PCEC is on an unsecured basis, and the terms of the loan are substantially the same as those which would have been obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. As of September 30, 2016, no amounts had been drawn under the letter of credit.

PCEC’s capital expenditure commitments and plans are discussed above under “—Properties.”

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the 2015 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2016.

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

Credit Risk. The Trust’s most significant credit risk is the risk of the bankruptcy of PCEC. The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves. Further, in the event of the bankruptcy of PCEC, if a court were to hold that the Net profits interest were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net profits interest.

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

During the quarter ended September 30, 2016, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action, and the Court entered an order granting preliminary approval of the settlement on September 14, 2016. A hearing to determine whether to grant final approval of the settlement and enter final judgement in this action is set for March 2, 2017. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Item 1A.             Risk Factors.

Except as provided below, there have been no material changes to the risk factors disclosed in Part II - Item 1A — Risk Factors” of the Trust’s Quarterly Reports on Form 10-Q for the first and second quarters of 2016 except as follows:

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

The Trustee must sell the Conveyed Interests and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Conveyed Interests and dissolve the Trust if the  annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2.0 million for each of any two consecutive years. Through September 30, 2016, the Trust received approximately $0.6 million in proceeds attributable to the Conveyed Interests. The net proceeds from any such sale will be distributed to the Trust unitholders. Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will occur in approximately 2026. As a result, Trust unitholders may not recover their investment.

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

Date: November 7, 2016

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

3.3 *

First Amendment to Amended and Restated Trust Agreement of Pacific Coast Oil Trust, dated June 15, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532)).

10.1 *

Conveyance of Net profits interest and Overriding Royalty Interest, dated as of June 15, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 19, 2012 (File No. 1-35532)).

10.2 *

Registration Rights Agreement, dated as of May 8, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532)).

10.3 *

Operating and Services Agreement, dated as of May 8, 2012, by and between Pacific Coast Energy Company LP and Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532)).

10.4 *

Amended and Restated Promissory Note, dated September 29, 2016, payable to Pacific Coast Energy Company LP (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on October 4, 2016 (File No. 1-35532)).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Asterisk indicates exhibit previously filed with SEC and incorporated herein by reference.