Form 10-K
period 2016-12-31
Pacific Coast Oil Trust
filed 2017-03-10
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust held by non-affiliates of the registrant at the closing price on June 30, 2016 of $2.10 was approximately $81,024,632.

As of March 10, 2017, 38,583,158 Units of Beneficial Interest of the Trust were outstanding.

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

Boe/d—Boe per day.

Brent — Global benchmark price used for light sweet crude oil.

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

Dry hole or well—A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

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

Henry Hub— The Henry Hub is a distribution hub on the natural gas pipeline system in Erath, Louisiana. Due to its importance, it lends its name to the pricing point for natural gas futures contracts traded on the NYMEX and the OTC swaps traded on the ICE.

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

Net profits interest, or NPI—A non-operating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

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

Overriding royalty interest—A fractional, undivided interest or right of participation in the oil or natural gas, or in the proceeds from the sale of oil or natural gas, that is limited in duration to the term of an existing lease and that is not subject to the expenses of development, operation or maintenance.

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

Proved undeveloped reserves, or PUDs—Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

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

West Texas Intermediate, or WTI—Light, sweet crude oil with high API gravity and low sulfur content used as the benchmark for U.S. crude oil refining and trading. WTI is deliverable at Cushing, Oklahoma to fill NYMEX futures contracts for light, sweet crude oil.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2016, the Trust had cash reserves of $15,601 for future Trust expenses. The Trust calculates net profits and royalties from the Underlying Properties separately for each of the Developed Properties and the Remaining Properties. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other.

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

PCEC provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, PCEC may loan funds to the Trust necessary to pay such expenses, and PCEC has agreed to do so under certain circumstances and did so during 2016 and early 2017. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid in full. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms-length transaction between PCEC and an unaffiliated third party.  On February 25, 2016, the Trust borrowed $232,000 from PCEC as Trust expenses exceeded income from the Conveyed Interests for the month of February and March 2016.  Subsequent borrowings, including interest thereon, and repayments added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC, which is expected to be fully repaid in March 2017 with the proceeds expected to be received by the Trust. If the Trust draws on the letter of credit or PCEC loans additional funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid.

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

Upon dissolution of the Trust, the Trustee will sell all of the Trust’s assets, either by private sale or public auction, and after payment or the making of reasonable provision for payment of all liabilities of the Trust, distribute the net proceeds of the sale to the Trust unitholders.

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

During the year ended December 31, 2016, PCEC sold the oil produced from the Underlying Properties to third-party oil purchasers. Oil production from the Underlying Properties is typically transported by pipeline from the field to a gathering facility or refinery. PCEC sells the majority of the oil production from the Underlying Properties under contracts using market-sensitive pricing. The price received by PCEC for the crude oil production from the Underlying Properties is based upon published industry standard market-sensitive regional price postings, adjusted based upon delivery location and actual quality of the crude produced. In 2016 and 2015, Phillips 66 accounted for 94% and 92%, respectively, of PCEC’s net sales. All natural gas produced by PCEC at Orcutt Hill is consumed in the lifting and production of the Diatomite and Conventional Orcutt crude; all other natural gas produced is marketed and sold to third-party purchasers, based upon published standard industry market-sensitive regional price postings for the natural gas.

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust assets and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 38,583,158 Trust Units outstanding as of December 31, 2016.

Distributions and Income Computations

Each month, the Trustee determines the amount of funds, if any, available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10th business day after the record date.

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

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports directing them to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports that are required to be filed under the Exchange Act and by the rules of The New York Stock Exchange, and causes the Trust to comply with applicable provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal control over financial reporting.

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

Liability of Trust Unitholders

Under the Delaware Statutory Trust Act and the Trust Agreement, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. Nevertheless, courts in jurisdictions outside of Delaware could decline to give effect to such limitation.

Voting Rights of Trust Unitholders

The Trustee or Trust unitholders owning at least 10% of the outstanding Trust Units may call meetings of Trust unitholders. The Trust will be responsible for all costs associated with calling a meeting of Trust unitholders unless such meeting is called by Trust unitholders, in which case the unitholders that called such meeting will be responsible for all costs associated with calling such meeting. Meetings must be held in such location as is designated by the Trustee in the notice of such meeting. The Trustee must send notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust Units outstanding must be present or represented by proxy to have a quorum. Each Trust unitholder is entitled to one vote for each Trust unit owned. Abstentions and broker non-votes shall not be deemed to be a vote cast.

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

Net Profits Interests

The amounts paid to the Trust for each Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly. Each calendar month, 80% of the net profits from the sale of oil and natural gas production from the Developed Properties is paid to the Trust generally on or before the eighth business day after the last business day of the following month. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds and the Trust continues to receive such proceeds until the first day of the month following an NPI Payout. In calendar months following an NPI Payout, 25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties will be paid to the Trust on or before the end of the following month. Due to planned capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust and also as a result of lower commodity prices, PCEC expects the Trust to only receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will be in approximately 2020. The estimated date on which the NPI Payout is expected to occur is an estimate based on the annual reserve report and changes from time to time.

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

Overriding Royalty Interest

For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive an amount equal to 7.5% of the proceeds attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (free of any production or development costs but bearing its proportionate share of production and property taxes and post-production costs) (the “Royalty Interest”). Due to capital expenditures to be made by PCEC on the Remaining Properties for the benefit of the Trust and also as a result of lower commodity prices, PCEC expects the Trust to only receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs, which PCEC estimates will be in approximately 2020.

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

Based on the reserve report and representations made by PCEC regarding the expected economic life of the Underlying Properties and the expected duration of the Conveyed Interests, tax counsel to the Trust advised the Trust at the time of formation that the Developed NPI will and the Remaining NPI and the Royalty Interest should be treated as continuing, non-operating economic interests in the nature of royalties payable out of production from the mineral interests they burden.

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

Available Trust Tax Information and U.S. Federal Income Tax Rates

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2016 federal and state income tax returns. This tax information booklet can be obtained at www.pacificcoastoiltrust.com.

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

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA has delegated authority to the individual states to administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. PCEC may, from time to time generate hazardous waste that is subject to RCRA.  Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

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

At the Orcutt Diatomite properties, the cyclic steam stimulation technique has the potential to stimulate the release of hydrocarbons from the separate, overlying outcrop formation. This outcrop formation at points is very shallow and reaches the surface at a number of locations. Historically, this has led to naturally occurring seeps onto the surface. A number of these seeps have occurred in the vicinity of our Diatomite operations. PCEC regularly inspects this surface area for seeps, and notifies appropriate authorities when required. PCEC uses collection drains to contain and collect these hydrocarbons under agency supervision so that they do not escape into the environment. The small amounts of hydrocarbons collected from the seeps are gathered along with PCEC’s other production from its Orcutt properties.

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

In addition, in July 2014, the EPA sent a letter to the California Environmental Protection Agency and California Natural Resources Agency describing “serious deficiencies” in the state’s UIC Program and setting forth comprehensive requirements and deadlines for bringing the program into compliance with federal regulations by February 2017. In its letter, the EPA mandated an in-depth review of all existing Class II wells in California that may be injecting into non-exempt aquifers as well as a review of the state’s aquifer exemption process. In addition, the EPA directed the state to prohibit new and existing injections into aquifers that have not been approved as exempt by the EPA by February 15, 2017. The state responded by promising to comply with the EPA’s directives through a combination of rulemaking and administrative orders. The California Department of Conservation, Division of Oil of Oil, Gas, and Geothermal Resources (“DOGGR”) has worked with the EPA and the California State Water Board to develop a corrective action plan with specific deadlines for ending Class II injection into non-exempt aquifers.  The aquifers that PCEC injects into have all been tested and have over 10,000 milligrams per liter total dissolved solids, making the aquifers exempt and allowable for injection.  The data has been submitted and accepted by the DOGGR.  Although none of PCEC’s injection wells have been ordered shut by DOGGR, if new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have an adverse effect on our results of operation and financial position.

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

Climate change. In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

In December 2015, the EPA finalized rules that added new sources to the scope of greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in May 2016, the EPA issued rules that require operators to reduce methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. However, following the November 2016 presidential election, the Executive Branch has signaled a change in policy with respect to energy and climate change. This change in policy was demonstrated by the EPA Administrator’s March 2, 2017 withdrawal of the Information Collection Request (ICR) aimed at gathering information to help the EPA evaluate approaches for reducing methane emissions from existing sources in the oil and natural gas source category. Although the ICR withdrawal evidences a change in policy from the EPA, it is difficult to anticipate at this time how the new Administration will impact existing laws and regulations, and how state governments or other stakeholders may react.

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

The California Environmental Quality Act (“CEQA”) imposes similar requirements on California state and local agencies to review environmental impacts from their proposed approvals and to develop and impose mitigation measures appropriate to reduce such impacts to insignificance where feasible. All of the Underlying Properties are located in California and are therefore subject to CEQA to the extent discretionary permits or approvals are required from California state or local agencies. In particular, any future plans by PCEC to increase production in the Orcutt Diatomite beyond the currently-permitted wells will require additional permits and approvals from various state, federal and local agencies, in addition to a new review under CEQA, including an environmental impact report. Such a process could take many months or longer, and there can be no assurance that such permits would be granted or timely obtained or on terms and conditions consistent with a PCEC proposed plan.

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

•                  level and effect of trading in commodity futures markets, including by commodity price speculators; and

•                  acts of force majeure.

In 2016, Brent oil prices ranged from $26.01 per Bbl to $54.96 per Bbl. In 2015, Brent oil prices ranged from $35.26 per Bbl to $66.33 per Bbl.  In 2016, Henry Hub natural gas prices ranged from $1.49 per MMBtu to $3.80 per MMBtu. In 2015, Henry Hub natural gas prices ranged from $1.63 per MMBtu to $3.32 per MMBtu. Profits to which the Trust is entitled are especially sensitive to oil prices, because oil is a high percentage of production from the Underlying Properties. In 2016, oil represented 98% of production from the Underlying Properties.  Lower average realized prices have affected the Trust’s cash distributions to unitholders.  For example, for the periods from February 2016 through February 2017, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests.

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

PCEC is not obligated to undertake any development activities, and, as a result, any drilling or completion activities will be subject to the reasonable discretion of PCEC. PCEC’s plan to increase production in the Orcutt Diatomite and West Pico properties beyond the currently permitted wells will require additional permits and approvals from various state and local agencies. Such permits may not be issued in a timely manner or at all. Additionally, the ability of PCEC or any third-party operator to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

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

The Trust Units are a passive investment that entitle the Trust unitholder only to receive cash distributions from the Conveyed Interests and commodity derivative contracts. Trust unitholders have no voting rights with respect to PCEC and, therefore, have no managerial, contractual or other ability to influence PCEC’s activities or the operations of the Underlying Properties. PCEC operated approximately 99% of the average daily production from the Underlying Properties located at Orcutt and West Pico for the year ended December 31, 2016 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, PCEC may take actions that are in its own interest that may be different from the interests of the Trust.

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

For its fiscal year ended December 31, 2016, PCEC had $7.8 million of cash on its balance sheet and zero debt. PCEC has access to a credit facility with a maturity of December 31, 2017. If PCEC has borrowings on its credit facility at December 31, 2017, and is unable to extend the maturity of its credit facility or access alternative capital sources, PCEC may file for bankruptcy. PCEC has open commodity derivative contracts with its credit facility lender and if PCEC’s credit facility is not extended, under the terms of the commodity derivative contract agreements, PCEC’s credit facility lender is able to force a liquidation of the commodity derivative contracts.

In the event of the bankruptcy of PCEC or any third-party operator of the Underlying Properties, the working interest owners in the affected properties, creditors or the debtor-in-possession could have to seek a new party to perform the development and the operations of the affected wells. PCEC or the other working interest owners may not be able to find a replacement driller or operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As a result, such a bankruptcy may result in reduced production of reserves and decreased distributions to Trust unitholders.

On May 15, 2016 Breitburn Energy Partners LP and affiliated debtors, including Breitburn Operating LP (collectively, “Breitburn”) filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  As of the date of this Annual Report, Breitburn has not emerged from bankruptcy.  Breitburn is the operator for the East Coyote and Sawtelle properties.  PCEC has not observed any adverse impacts from the bankruptcy on Breitburn’s operations of East Coyote and Sawtelle.

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

In 2016, Phillips 66 accounted for 94% of PCEC’s net sales. As a result, a decision by Phillips 66 to discontinue or reduce its purchases of PCEC’s production may adversely impact the cash distributions available to Trust unitholders.

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

The Trustee must sell the Conveyed Interests and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Conveyed Interests and dissolve the Trust if the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2.0 million for each of any two consecutive years.  If this occurs, the Trust Agreement requires the Trustee to sell the Conveyed Interests and to distribute the net proceeds to the Trust unitholders after paying all liabilities of the Trust and setting up cash reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.  Annual proceeds to the Trust in 2016 were substantially less than $2.0 million. Consequently, if annual proceeds to the Trust in 2017 are less than $2.0 million, the Trustee would be required to sell the Conveyed Interests and to distribute the net proceeds to the Trust unitholders, after paying liabilities and setting up reserves as described above.  As a result, Trust unitholders may not recover their investment.

Current regulations and recent regulatory changes in California have and may continue to negatively impact PCEC’s production in its Diatomite properties.

Recent regulatory changes in California have impacted PCEC’s Diatomite production. For instance, in 2010, Diatomite production decreased significantly due to the inability to drill new wells pending the receipt of permits from the California Department of Conservation, Division of Oil, Gas, and Geothermal Resources, or “DOGGR.’’ The current approval, among other things, includes stringent operating, response and preventative requirements relating to mechanical integrity testing and responses to integrity issues and surface expressions, among others. Compliance with these requirements and delays in regulatory reviews, as well as other regulatory action and inaction, has in the past and may in the future negatively impact the pace of drilling and steam injection and may impact development from PCEC’s Diatomite properties in the near term.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing on June 29, 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. On November 1, 2016, the Santa Barbara County Board of Supervisors heard PCEC’s appeal and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  At this time, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when or if additional permits will be submitted to Santa Barbara County for drilling in the Diatomite Zone at Orcutt.

The Orcutt Field also has experienced both seeps and surface expressions. Seeps of oil from a zone that is very near the surface and actually outcrops onto the surface have occurred in parts of the Orcutt Field over long periods of time pre-dating oil production and have occurred during periods of recent production. The seeps do not originate from the zone into which steam is being injected. Rather they originate from an overlying, near-surface zone. When seeps occur, they are contained and monitored.  If necessary, a simple canister is placed in the ground to contain any ongoing seepage. PCEC, in consultation with DOGGR, modified its injection practices in order to balance the amount of fluids injected and withdrawn into the Diatomite zone. Since this modification was made, the number of seeps has declined and one, four, three and zero seep cans have been installed in 2014, 2015, 2016 and to date in 2017, respectively. The permitting of these seeps was part of the OHREP permitting process and was approved by the County. In the permit approval are conditions that, in order to comply, add additional expense including habitat restoration costs for habitat impacted in installation of seep cans, additional inspection and reporting costs and other costs that increase the expenses associated with operating the Orcutt Diatomite.  Surface expressions are situations where steam intended to be injected into the Diatomite oil-bearing zone instead leaks from the well and reaches the surface. In 2011, two wells in the field developed casing leaks that allowed steam to reach the surface and these wells remain out of service. In 2014, two different wells allowed steam to reach the surface, which resulted in the curtailment of steaming operations in several wells to allow the conduct of investigations, which remain ongoing under the supervision of DOGGR. DOGGR may impose additional operational restrictions or requirements, including requiring that wells be shut in, as a result of incidents involving surface expressions. PCEC is allowed to produce at its Orcutt properties pursuant to a field order issued by DOGGR. This field order is subject to change or revocation by DOGGR at its sole discretion.

The State of California, through DOGGR, administers the federal Safe Drinking Water Act with respect to underground injection of fluids in conjunction with oil field activities. The United States Environmental Protection Agency (“EPA”) has criticized DOGGR for its administration of this program. The EPA is requiring DOGGR to review all of the injection wells in California to determine whether or not the appropriate standards were met to permit injection into the zones currently allowed. DOGGR is in the process of establishing a process, in conjunction with other California state agencies and with the approval of the EPA, to review the current injection practices and, in essence, re-permit injection into appropriate injection zones. DOGGR has issued a preliminary list of more than 2,000 permits/wells which it is reexamining. No PCEC wells are on the current list. Based on testing and the results submitted to DOGGR, PCEC believes that the area does not contain any protected aquifer.

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

Under the NYSE’s continued listing requirements, a company will be considered to be out of compliance with the NYSE’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (the “Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”). Under NYSE rules, a company that is out of compliance with the minimum price requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. In the event that at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures.

On February 25, 2016, the Trust received a letter from the NYSE notifying the Trust that it was not in compliance with the Minimum Price Requirement. On April 1, 2016, the NYSE notified the Trust that it had regained compliance with the NYSE’s Minimum Price Requirement after the closing price of the Trust’s units on March 31, 2016 and the average closing price of the Trust’s units for the 30 days of trading that ended on March 31, 2016 were both at least $1.00. As of the close of business on December 31, 2016, the Average Closing Price of the Trust Units was $1.07. With the Trust Units trading at or near $1.00 per unit, there is a substantial risk that the Trust Units could be delisted, in which case they may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of the Trust Units. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange.

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

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of corporations for profit under the General Corporation Law of the State of Delaware. Nevertheless, courts in jurisdictions outside of Delaware could decline to give effect to such limitation.

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

In addition, any future attempt by PCEC to increase production in the Diatomite formation beyond the currently permitted wells will require additional permits and approvals from various state, federal and local agencies, in addition to a new review under the CEQA, possibly including an environmental impact report. Such a process could take many months or longer, and there can be no assurance that such permits would be timely obtained or on terms and conditions consistent with PCEC’s proposed plan.

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

Several jurisdictions in California, including Santa Barbara County, have recently proposed various forms of moratoria or bans on hydraulic fracturing and other hydrocarbon recovery techniques, including traditional waterflooding, acid treatments and cyclic steam injection. A local initiative in Santa Barbara County obtained sufficient signatures to be placed on the ballot in Santa Barbara County in November 2014but did not receive enough votes to pass. If the initiative had passed, however, the proposed amendments would have directly or indirectly prohibited utilization of waterflooding, cyclic steam injection, acid use for stimulation or maintenance, water injection, and a variety of other recovery methods, on future well sites, and could have materially reduced or prohibited utilization of such recovery techniques from currently producing wells, within Santa Barbara County. The proposed amendments would have also prohibited the use of hydraulic fracturing in Santa Barbara County.

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

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the period from April 1, 2012 through June 30, 2016 total $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties and were charged in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative Net Profits Interest deficits of the Developed Properties and the Remaining Properties by $1.4 million and $0.2 million, respectively. Similar property tax adjustments could occur again, including for other properties and with respect to other time periods and could result in decreases to amounts payable to the Trust pursuant to the Net Profits Interests.

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

The Trust is required to disclose changes made in its internal control over financial reporting on a quarterly basis and the Trustee is required to assess the effectiveness of the Trust’s controls annually. However, for as long as the Trust is an “emerging growth company’’ under the JOBS Act, its independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Trust will be an emerging growth company until December 31, 2017. Even if the Trustee concludes that the Trust’s internal controls over financial reporting are effective, the Trust’s independent registered public accounting firm may still decline to attest to the Trustee’s assessment or may issue a report that is qualified if it is not satisfied with the Trust’s controls or the level at which the Trust’s controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company’’ can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company’’ can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust elected to delay such adoption of new or revised accounting standards, and as a result, the Trust may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, the Trust’s financial statements may not be comparable to the financial statements of other public companies. The Trust may take advantage of these reporting exemptions until it is no longer an “emerging growth company.’’ Some investors could find the Trust Units less attractive because the Trust relies on these exemptions, in which case the trading market for the Trust Units may become less active and the Trust’s trading price may be more volatile.

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

The passage of any legislation or changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, which could reduce the cash available for distribution to the Trust unitholders or adversely affect the value of the Trust Units.

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

As of December 31, 2016, the Underlying Properties had proved reserves of 13.3 MMBoe. As of December 31, 2016, approximately 99% of the volumes of the proved reserves associated with the Underlying Properties and 100% of the volumes of the proved reserves associated with the Trust were attributed to proved developed reserves. Proved developed reserves are the most valuable and lowest risk category of reserves because their production requires no significant future development expenses. In addition, 100% of the Underlying Properties are held by production or owned in fee. For the year ended December 31, 2016, the average net sales (after royalties and other interests) were approximately 2,569 Boe/d from the Underlying Properties and 660 Boe/d from the Remaining Properties.  In 2016, approximately 98% of production from the Underlying Properties consisted of oil and 100% of the production from the Remaining Properties consisted of oil.

PCEC’s interests in the Underlying Properties require PCEC to bear its proportionate share of the costs of development and operation of such properties. The Underlying Properties are burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum and geological engineers, estimated crude oil, NGL and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2016. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third-party reserve reports is Randall Breitenbach, the Chief Executive Officer of PCEC. Mr. Breitenbach holds both a B.S and M.S. degree in Petroleum Engineering from Stanford University and an M.B.A. from Harvard Business School.  Mr. Breitenbach is the co-founder and has been Chief Executive Officer or Co-Chief Executive Officer of PCEC and its predecessors since 1988.  Mr. Breitenbach oversees the PCEC team that consults with NSAI during the reserve estimation process to review properties, assumptions and relevant data.

See Appendix A to this Annual Report for the estimates of proved reserves provided by NSAI. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. C. Ashley Smith and Mr. Mike K. Norton.  Mr. Smith, a Licensed Professional Engineer in the State of Texas (No. 100560), has been practicing consulting petroleum engineering at NSAI since 2006 and has over five years of prior industry experience.  He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering.   Mr. Norton, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441), has been practicing consulting petroleum geoscience at NSAI since 1989 and has over ten years of prior industry experience.  He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

The following table summarizes the estimated proved reserve quantities and discounted future net cash flows attributable to the Trust and Underlying Properties as of December 31, 2016:

	Trust Net Profits Interests				Underlying Properties
	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows (in thousands)	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows (in thousands)

Developed Properties	2,422.3	148.5	2,447.1	44,897.1	9,707.8	573.2	9,803.4	55,749.7

Remaining Properties
Developed	277.5	146.6	302.0	6,150.4	3,190.9	1,742.7	3,481.3	27,616.3
Undeveloped	—	—	—	—	—	—	—	—
Total Remaining Properties	277.5	146.6	302.0	6,150.4	3,190.9	1,742.7	3,481.3	27,616.3

Total Proved	2,699.8	295.1	2,749.1	51,047.5	12,898.7	2,315.9	13,284.6	83,366.1

(a) Estimated proved reserves of oil include condensate and natural gas liquids.

Proved undeveloped reserves decreased to 0 MBoe at the end of 2016 compared to 1,036 MBoe at the end of 2015 primarily due to the rejection of the OHREP drilling proposal by the Santa Barbara County Board of Supervisors. There were no conversions of proved undeveloped reserves to developed reserves during the year ended December 31, 2016.  As of December 31, 2016, there were no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and it is expected that all estimated proved undeveloped reserves will be developed within five years of the recognition of those reserves.

The FASB requires supplemental disclosures for oil and natural gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% per year to reflect the timing of future cash flows relating to proved oil and natural gas reserves.

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the three years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
Thousands of dollars	2016	2015	2014
Beginning balance	$109,189	$409,480	$501,822
Net change in sales and transfer prices, net of production expense	(37,467)	(313,496)	(82,260)
Accretion of discount	10,919	40,948	50,182
Revisions of previous estimates and other (a)	(30,748)	(15,888)	(4,268)
Income from conveyed interests (a)	(845)	(11,855)	(55,997)
Standardized measure	$51,048	$109,189	$409,480

(a) Certain reclassifications have been made to our 2014 amounts noted to conform them to the 2015 and 2016 presentation.

The average adjusted production prices weighted by production over the remaining lives of the properties are $37.42 per Bbl of oil and $2.63 per Mcf of gas for net proved reserves attributable to the Trust.  The average adjusted production prices weighted by production over the remaining lives of the properties are $37.35 per Bbl of oil and $2.58 per Mcf of gas for net proved reserves attributable to the Underlying Properties.

The decline in oil and natural gas prices since October 2014 increases the uncertainty as to the impact of commodity prices on proved oil and natural gas reserves attributable to the Trust. We are unable to predict future commodity prices with any greater precision than the futures market.  A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserve portfolio.

Production and Price History

The production and price history for the Developed and Remaining Properties during 2016 was primarily associated with net profits for oil and natural gas production during the months of November and December 2015 and January through October 2016.  The production and price history for the Developed and Remaining Properties for the year ended December 31, 2015 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2014 and January through October 2015.  The production and price history for the Developed and Remaining Properties during 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January through October 2014.

The following table summarizes our production and sales prices of oil and natural gas for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Developed Properties:
Underlying sales volumes (Boe) (a)	940,180	1,133,191	1,275,072
Average daily production (Boe/d)	2,569	3,105	3,493
Average price (per Boe)	$34.24	$46.09	$92.00
Production cost (per Boe)	$31.74	$31.22	$35.31

Remaining Properties:
Underlying sales volumes (Boe) (b)	241,663	294,608	311,983
Average daily production (Boe/d)	660	807	855
Average price (per Boe)	$33.50	$45.11	$91.38
Production cost (per Boe)	$29.56	$20.00	$24.06

(a) Oil sales represented 98%, 96% and 97% of total sales volumes from the Developed Properties for the years ended December 31, 2016, 2015 and 2014, respectively.

(b) Oil sales represented 100% of total sales volumes from the Remaining Properties for each of the years ended December 31, 2016, 2015 and 2014.

Producing Acreage and Well Counts

All of the acreage composing the Underlying Properties is held by production. Although many of PCEC’s wells produce both oil and associated natural gas, all of PCEC’s wells are classified as oil wells because the majority of production is oil-based. The Underlying Properties are interests in properties located in the Santa Maria Basin and Los Angeles Basin. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2016:

	Total Acreage
	Gross	Net
Santa Maria Basin	4,130	3,342
Los Angeles Basin	2,107	1,028
Total	6,237	4,370

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2016:

	Oil
	Gross Wells (1)	Net Wells
Santa Maria Basin	217	214
Los Angeles Basin	100	61
Total	317	275

(1) Total wells include 255 wells operated by PCEC, 59 wells operated by BOLP and 3 wells operated by Sentinel Peak.

The following is a summary of the number of development wells drilled on the Underlying Properties during 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016		2015		2014
	Gross (1)	Net	Gross (1)	Net	Gross (1)	Net
Development Wells:
Productive	—	—	—	—	1	1
Dry holes	—	—	—	—	—	—
Total	—	—	—	—	1	1

(1) There were no wells in progress at December 31, 2016, 2015 or 2014.

Santa Maria Basin

The Santa Maria Basin consists primarily of oil reserves and prospects in multiple geologic horizons and is one of California’s largest producing oil regions. Conventional production from PCEC’s Orcutt properties is derived from the Monterey, Point Sal and SX Sand formations, which are characterized by long-lived reserves. In addition, the Diatomite and Careaga formations, located at depths less than 1,100 feet below the surface, provide access to unconventional oil reserves. The portion of the Underlying Properties located in the Orcutt oilfield consists of 4,130 gross (3,342 net) acres.

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

Orcutt Diatomite

The Diatomite is a massive silica-rich rock composed of the shells of single-cell organisms that were abundant during certain geologic periods. The Diatomite formation matrix has very high porosity (up to 70%) but very low permeability, meaning fluids will not easily flow through the rock. As a result of the low permeability, the commercially productive, oil rich areas are unable to flow oil to a well bore without the enhanced recovery techniques of cyclic steam injection. In the 1990s, companies in California began to develop the heavy oil bearing Diatomite formation utilizing cyclic steam injection. The recovery process in the Diatomite consists of injecting steam into each well, letting the steam soak for one to two days, and then producing the well by flowing the hot oil and water to surface. The process is sometimes enhanced by pumping the oil and water for an additional one to four weeks, until the well is ready to be steamed again.

The Diatomite formation in the Orcutt oilfield lies approximately 500 to 1,100 feet below the surface. PCEC began cyclic steam development in 2005 and was producing from about 82 active Diatomite wells using the process described above as of December 31, 2016. Current production is about 800 Boe per day. PCEC began a project expansion (Module 2) in 2011 to increase the total Diatomite project to 96 wells. Since 2011, Module 2 has been successful in key parameters including project cost, execution timing, and well performance.  Initial production from these wells averaged 25 Boe/d per well with an overall steam to oil ratio of 2.5 barrels of steam injected to produce one barrel of oil.

PCEC has targeted the Diatomite formation at depths greater than 400 feet below the surface for development, the area of which covers 750 acres within PCEC’s Orcutt properties. PCEC has developed approximately 50 acres to date, and produced over 2,270 MBoe from the Diatomite oilfield. Please read “Risk Factors—Current regulations and recent regulatory changes in California have and may continue to negatively impact PCEC’s production in its Diatomite properties” in Item 1A of this Annual Report.

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

(1) Located in the East Beverly Hills field and includes the West Pico Unit and three Stocker JV wells (a joint venture between PCEC and Sentinel Peak).

West Pico

The West Pico Unit was developed from an urban drilling and production site which came on production in 1966. In 2000, PCEC undertook a modernization of its facility and installed a permanently enclosed, electric, soundproof drilling and workover rig that allows for uninterrupted drilling and workover operations despite its close proximity to residential neighborhoods. Production from the West Pico Unit comes from sandstone reservoirs ranging in depths between 4,000 and 7,000 feet below the surface. Oil recovery is enhanced by waterflood injection. The producing wells in the West Pico Unit are all artificially lifted with hydraulic rod pumps and electric submersible pumps. There are currently 37 producing wells and 3 waterflood injection wells in the West Pico Unit. PCEC has the right to drill up to 10 additional wells in the West Pico Unit.

West Pico also includes three wells held by the Stocker JV, a joint venture between PCEC and Sentinel Peak Resources California LLC (“Sentinel Peak”). The wells were previously owned and operated by Freeport McMoRan Oil & Gas, Inc., which sold and assigned the wells, including all contractual obligations under the joint venture, to Sentinel Peak in a transaction that closed in January 2017.  Sentinel Peak operates these three wells that were drilled from its facility to three lease line locations between Sentinel Peak’s and PCEC’s production units. These wells are equally owned by PCEC and Sentinel Peak, and PCEC receives the production attributable to its properties.

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

Abandonment and Sale of Underlying Properties

PCEC or any transferee has the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. Upon termination of the lease, the portion of the Conveyed Interests relating to the abandoned wells or property will be extinguished.

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

On December 8, 2015, the parties agreed in principle to settle the consolidation action. On September 14, 2016, the Court entered an order granting preliminary approval of the settlement, and set a hearing for March 2, 2017 to determine whether to grant final approval of the settlement and enter final judgement. On March 2, 2017, the final approval hearing was continued until June 12, 2017. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units are listed on the New York Stock Exchange (“NYSE”) under the symbol “ROYT.” The high and low sales prices per unit for each quarter of 2016 and 2015 for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods, were as follows:

	Price Range		Distributions
	High	Low	Paid
2016
Fourth Quarter (October 1 through December 31)	$1.95	$0.87	$0.00000
Third Quarter (July 1 through September 30)	$2.14	$1.47	$0.00000
Second Quarter (April 1 through June 30)	$2.21	$1.48	$0.00000
First Quarter (January 1 through March 31)	$1.67	$0.68	$0.00593

2015
Fourth Quarter (October 1 through December 31)	$2.60	$1.13	$0.01914
Third Quarter (July 1 through September 30)	$4.01	$2.06	$0.10414
Second Quarter (April 1 through June 30)	$4.44	$3.61	$0.04532
First Quarter (January 1 through March 31)	$6.84	$3.62	$0.09082

At December 31, 2016, there were 38,583,158 Trust Units outstanding. On March 7, 2017 the closing sales price of the Trust Units as reported by the NYSE was $1.87 per unit, and there were three unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders, based on information provided by PCEC. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following tables illustrate information regarding the Trust’s distributions paid during the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	N/A	$0.00000
February 25, 2016	March 7, 2016	N/A	$0.00000
March 24, 2016	April 5, 2016	N/A	$0.00000
April 25, 2016	May 5, 2016	N/A	$0.00000
May 24, 2016	June 3, 2016	N/A	$0.00000
June 27, 2016	July 7, 2016	N/A	$0.00000
July 25, 2016	August 5, 2016	N/A	$0.00000
August 25, 2016	September 7, 2016	N/A	$0.00000
September 28, 2016	October 11, 2016	N/A	$0.00000
October 28, 2016	November 15, 2016	N/A	$0.00000
November 22, 2016	December 14, 2016	N/A	$0.00000

Year Ended December 31, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860
June 23, 2015	July 3, 2015	July 14, 2015	$0.04289
July 24, 2015	August 5, 2015	August 14, 2015	$0.03844
August 24, 2015	September 4, 2015	September 15, 2015	$0.02281
September 24, 2015	October 5, 2015	October 15, 2015	$0.00280
October 23, 2015	November 4, 2015	November 16, 2015	$0.00750
November 23, 2015	December 3, 2015	December 14, 2015	$0.00884

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Sales of Unregistered Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this Annual Report.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2016.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data for the Trust for the years ended December 31, 2016, 2015, 2014 and 2013:

	Year Ending December 31,
Thousands of dollars, except per unit amounts	2016	2015	2014	2013
Income from conveyed interests	$845	$11,855	$55,997	$71,094
Distributable income	$229	$10,009	$54,087	$69,356
Distributable income per unit	$0.00593	$0.25942	$1.40182	$1.79759
Trust corpus (38,583,158 units)	$226,544	$229,090	$236,133	$250,872

Item 7.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to the Trust Agreement. The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A. (the “Trustee”). The Trust’s purpose is to hold the Conveyed Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, subject (through March 31, 2014) to the effects of the commodity derivative contracts described below under “Commodity Derivative Contracts,” and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not have any employees and does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. Wilmington Trust, National Association, as the Delaware Trustee (the “Delaware Trustee”), has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any month in which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds. The Trust would continue to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties, an event we refer to as a “NPI Payout”. Due to planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI

Payout occurs in approximately 2020. The Trust is entitled to receive Royalty Interest Proceeds in any month following an NPI Payout if costs for the Remaining Properties exceed gross proceeds.

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

The Trust is exposed to fluctuations in energy prices in the normal course of business due to Net Profits Interest in the Underlying Properties.  The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices.  As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders.  For example, in February and March 2016, because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests.  Lower prices may also reduce the amount of oil and natural gas that PCEC and its third-party operators can economically produce.

In 2016, the oil and natural gas prices exhibited significant volatility.  Brent oil price reached a low of $26.01 per Bbl on January 20, 2016, but rose thereafter and ended the year at its highest price of $54.96 per Bbl.  In 2016, the Brent crude oil spot price averaged $43.67 per Bbl, compared with $52.32 per Bbl a year earlier.  In 2017 to date, the Brent crude oil spot price has averaged $55.73 per Bbl. Lower crude oil prices may not only decrease our distributable income, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greater in the U.S. In 2016, the Henry Hub price averaged approximately $2.52 per MMBtu compared with approximately $2.62 per MMBtu a year earlier. In 2017 to date, the natural gas spot price at Henry Hub has averaged approximately $3.09 per MMBtu.

The significant decline in oil and natural gas prices since 2014 increases the uncertainty as to the impact of commodity prices on proved oil and gas reserves attributable to the Trust. We are unable to predict future commodity prices with any greater precision than the futures market.  A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserve portfolio.  Fluctuations in commodity prices impact the value of proved oil and gas reserves attributable to the Trust.

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

On April 6, 2015, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) mandating the suspension of cyclic steaming operations in PODS 2 and 4 at Orcutt Diatomite, citing concern over surface expressions related to two wells occurring late in 2014 and the potential for landslides on the property. This resulted in the suspension of steaming to 22 wells and curtailed production by approximately 300 Bbls of oil per day. PCEC undertook significant testing and has installed monitoring equipment pursuant to direction from DOGGR.  In May 2016, following approximately 12 months of slope monitoring showing no significant ground movement, DOGGR granted permission to PCEC to resume cyclic steaming operations at POD 4.  In December 2016, two wells at POD 2 were also granted permission to resume cyclic steaming operations.  Seven wells remain shut-in on POD 2, and PCEC continues to work with DOGGR to develop and implement a work plan that addresses DOGGR’s concerns.

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Field, which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016 and PCEC’s capital budget for 2017 includes an additional modification in each quarter.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing on June 29, 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. On November 1, 2016, the Santa Barbara County Board of Supervisors heard PCEC’s appeal and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  At this time, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when or if additional permits will be submitted to Santa Barbara County for drilling in the Diatomite Zone at Orcutt.

Commodity Derivative Contracts

The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce. As part of the conveyance agreement, PCEC conveyed to the Trust the effect of 2,000 Bbld of ICE Brent crude oil swaps at $115.00 per Bbl for the twenty-four months ended March 31, 2014, which were intended to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties reduced the amount of net profits paid to the Trust.  As the commodity derivative contracts expired on March 31, 2014, the Trust no longer has the benefit of the commodity derivative contracts.

Recent Developments

As a result of the recovery in crude oil and natural gas prices subsequent to the October 2016 production month, the Trust has generated positive cash on the Developed Properties, which in turn has reduced the outstanding balance on the Promissory Note from the year-end balance of $1,132,450 to $660,000 as of February 15, 2017. See “Liquidity and Capital Resources” for additional information regarding the Promissory Note.

The Trust announced in its press release dated February 27, 2017, that it had generated sufficient net profits to extinguish the remaining balance on the Promissory Note and make a cash distribution of $0.00487 per unit payable on March 17, 2017 to unitholders of record on March 9, 2017.

Results of Operations

For the years ended December 31, 2016, 2015 and 2014, income from Net Profits Interests received by the Trust amounted to $0.8 million, $11.9 million, and $56.0 million, respectively.  The net profits income received by the Trust during 2016 was primarily associated with net profits for oil and natural gas production during the months of November and December 2015 and January through October 2016. The net profits income received by the Trust for the year ended December 31, 2015 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2014 and January through October 2015.  The net profits income received by the Trust during 2014 was primarily associated with net profits for oil and natural gas production during the months of November and December 2013 and January through October 2014.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Developed Properties:
Underlying sales volumes (Boe) (a)	940,180	1,133,191	1,275,072
Average daily production (Boe/d)	2,569	3,105	3,493
Average price (per Boe)	$34.24	$46.09	$92.00
Production cost (per Boe)	$31.74	$31.22	$35.31

Remaining Properties:
Underlying sales volumes (Boe) (b)	241,663	294,608	311,983
Average daily production (Boe/d)	660	807	855
Average price (per Boe)	$33.50	$45.11	$91.38
Production cost (per Boe)	$29.65	$20.00	$24.06

(a) Oil sales represented 98%, 96% and 97% of total sales volumes from the Developed Properties for the years ended December 31, 2016, 2015 and 2014,respectively.

(b) Oil sales represented 100% of total sales volumes from the Remaining Properties for each of the years ended December 31, 2016, 2015 and 2014.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the years ended December 31, 2016, 2015 and 2014 were determined as shown in the following table:

	Year Ended December 31,
Thousands of dollars	2016	2015	2014

Developed Properties—80% Net Profits Interest
Oil sales	$31,860	$51,438	$116,054
Natural gas sales	329	789	1,248
Total revenues	32,189	52,227	117,302
Costs:
Direct operating expenses:
Lease operating expenses	25,408	31,578	41,068
Production and other taxes	4,435	3,798	3,954
Development expenses	2,195	3,133	7,286
Total costs	32,038	38,509	52,308
Total income	151	13,718	64,994
Net Profits Interest	80%	80%	80%
Income from 80% Net Profits Interest	$121	$10,974	$51,995
Property taxes related to PCEC (2)	302	—	—
Net Profits Interest	$423	$10,974	$51,995

Remaining Properties—25% Net Profits Interest
Oil sales	8,077	$13,268	$28,501
Natural gas sales	19	23	7
Total revenues	8,096	13,291	25,508
7.5% Overriding Royalty Interest	422	881	2,017
Costs:
Direct operating expenses:
Lease operating expenses	4,567	4,772	6,489
Production and other taxes	2,597	1,119	1,107
Development expenses	1,997	4,799	13,349
Total costs	9,161	10,690	20,855
Total income	(1,487)	1,720	5,636
Net Profits Interest	25%	25%	25%
Income (Loss) from 25% Net Profits Interest (1)	$(372)	$430	$1,409
Property taxes related to PCEC (3)	51	—	—
Income (Loss) from 25% Net Profits Interest	(321)	430	1,409
Total Trust Cash Flow
80% Net Profit Interest	$423	$10,974	$51,995
7.5% Overriding Royalty Interest	422	881	2,017
Settlement of commodity derivative contracts	—	—	1,985
Total income	845	11,855	55,997
PCEC operating and service fee	(1,053)	(1,046)	(1,030)
Total	$(208)	$10,809	$54,967
Trust general and administrative expenses and cash withheld	(660)	(800)	(880)
Promissory note amount borrowed from PCEC	1,174	—	—
Promissory note amount repaid to PCEC	(42)	—	—
Promissory note interest amounts	(35)	—	—
Distributable income	$229	$10,009	$54,087

(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,754)	$(2,184)	$(3,593)
Current period	(321)	430	1,409
Ending balance	$(2,075)	$(1,754)	$(2,184)

(2) 80% Net Profits Interest PCEC Property Tax Adjustments Based on PCEC % Ownership of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013			$247
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014			55
Total 80% Net Profits Interest PCEC Property Tax Adjustment Not Related to Trust			$302
Property tax adjustment amounts related to PCEC not applicable to the Trust based on partial ownership of the Trust by PCEC from May 8, 2012 through June 9, 2014.

(3) 25% Net Profits Interest PCEC Property Tax Adjustments Based on PCEC % Ownership of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013			$40
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014			11
Total 25% Net Profits Interest PCEC Property Tax Adjustment Not Related to Trust			$51
Property tax adjustment amounts related to PCEC not applicable to the Trust based on partial ownership of the Trust by PCEC from May 8, 2012 through June 9, 2014.

Comparison of Net Profits and Royalty Income Received for the Years Ended December 31, 2016, 2015 and 2014

Developed Properties - Excess of revenues over direct operating expenses and development expenses was $0.15 million for the year ended December 31, 2016 compared to excess of revenues over direct operating expenses and development expenses of $13.7 million for the year ended December 31, 2015.  Average realized prices decreased $11.85, or 26%, and sales volume decreased 193 MBoe, or 17%, both contributing to the substantial decrease in 2016 distributable income compared to 2015. Total development expenditures included in the net profits calculation in 2016 were $2.2 million compared to $3.1 million in 2015.  The decrease is primarily attributable to lower well work in the Orcutt Field, Orcutt Diatomite and West Pico properties. Total lease operating expenses included in the net profits decreased in 2016 to $25.4 million from $31.6 million in 2015, or a decrease of 20%, which was primarily attributable to lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, and West Pico. Production and other taxes were $4.4 million for 2016 compared to $3.8 million for 2015.  Income from Net Profits Interest was $0.42 million for the year ended December 31, 2016 compared to $11.0 million for the year ended December 31, 2015, a decrease of 96%.

Excess of revenues over direct operating expenses and development expenses was $13.7 million for the year ended December 31, 2015 compared to excess of revenues over direct operating expenses and development expenses, before net settlements related to commodity derivative contracts, of $65.0 million for the year ended December 31, 2014. Average realized prices decreased $45.91, or 50%, and sales volume decreased 142 MBoe, or 11%, both contributing to a decrease in 2015 distributable income compared to 2014. Total development expenditures included in the net profits calculation in 2015 were $3.1 million compared to $7.3 million in 2014.  The decrease is primarily attributable to lower well work in the Orcutt Field, Orcutt Diatomite and West Pico properties. Total lease operating expenses included in the net profits calculation decreased in 2015 to $31.6 million from $41.1 million in 2014, or a decrease of 23%, which was primarily attributable lower operating expenses and workover expenditures at Orcutt Field, Orcutt Diatomite, and West Pico. Production and other taxes were $3.8 million for 2015 compared to $4.0 million for 2014.  Income from Net Profits Interest was $11.0 million for the year ended December 31, 2015 compared to $52.0 million for the year ended December 31, 2014, a decrease of 79%.

Remaining Properties - Direct operating expenses and development expenses exceeded revenues by $1.5 million for the year ended December 31, 2016 compared to a $1.7 million excess of revenues over operating expenses and development expenses for the year ended December 31, 2015.  Average realized prices decreased $11.61, or 26%, and sales volume decreased 52.9 MBoe, or 18%, both contributing to a decrease in 2016 in distributable income compared to 2015. Development expenditures were $2.0 million for the year ended December 31, 2016 compared to $4.8 million for the year ended December 31, 2015. The decrease was primarily attributable to lower well work in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $0.4 million for 2016 and $0.9 million for 2015 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $2.1 million as of December 31, 2016 compared to $1.8 million as of December 31, 2015.

Excess of revenues over direct operating expenses and development expenses was $1.7 million for the year ended December 31, 2015 compared to $5.6 million for the year ended December 31, 2014.  Average realized prices decreased $46.27, or 51%, and sales volume decreased 17.4 MBoe, or 6%, both contributing to a decrease in 2015 in distributable income compared to 2014. Development expenditures were $4.8 million for the year ended December 31, 2015 compared to $13.3 million for the year ended December 31, 2014. The decrease was primarily attributable to lower well work in the Orcutt Field and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $0.9 million for 2015 and $2.0 million for 2014 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $1.8 million as of December 31, 2015 compared to $2.2 million as of December 31, 2014.

Commodity Derivatives - As part of the conveyance agreement, PCEC conveyed to the Trust the effect of 2,000 Bbld of ICE Brent crude oil swaps at $115.00 per Bbl for the twenty-four months ended March 31, 2014, which was intended to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in oil prices and to achieve more predictable cash flow. The amounts PCEC received from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by PCEC upon settlement of the commodity derivative contracts related to the Underlying Properties reduced the amount of net profits paid to the Trust.  As the commodity derivative contracts expired on March 31, 2014, the Trust no longer has the benefit of the commodity derivative contracts. Net settlement receipts for the year ended December 31, 2014 were $2.0 million.

PCEC Operating & Services Fees - PCEC charged the Trust $1.1 million, $1.0 million, and $1.0 million for the operating and services fee for the years ended December 31, 2016, 2015 and 2014, respectively.

Trust Administrative Expenses - The Trustee paid general and administrative expenses of $0.7 million for the year ended December 31, 2016 compared to $0.8 million for the year ended December 31, 2015. This decrease was caused simply by the timing of payments of administrative expenses, and this decrease is likely to reverse in 2017. The Trustee paid general and administrative expenses of $0.9 million for the year ended December 31, 2014. Expenses paid for the three years ended December 31, 2016, 2015 and 2014 consisted primarily of Trustee fees, accounting, tax and legal fees and New York Stock Exchange listing fees.

Distributable Income - The total cash received by the Trust from PCEC for the year ended December 31, 2016 was $0.8 million compared to $10.8 million for the year ended December 31, 2015.  Distributable income was $0.2 million and $10.0 million, respectively, for 2016 and 2015.

The total cash received by the Trust from PCEC for the year ended December 31, 2014 was $55.0 million. Distributable income was $54.1 million for the year ended December 31, 2014.

Liquidity and Capital Resources

As oil and natural gas prices have begun to hold steady in the mid-$50 Bbl range for Brent crude and above $2.50 per MMbtu for Henry Hub natural gas, PCEC expects that distributions to the Trust will improve in 2017.  The Trust

Agreement provides that the Trust will terminate if annual proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive calendar years (the “Revenue Termination Provision”). If this occurs, the Trust Agreement requires the Trustee to sell the Conveyed Interests and to distribute the net proceeds to the Trust unitholders after paying all liabilities of the Trust and setting up cash reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

Annual proceeds to the Trust in 2016 of $0.8 million were substantially less than $2 million.  Consequently, if annual proceeds to the Trust in 2017 are less than $2 million, the trustee would be required by the Revenue Termination Provision to sell the Conveyed Interests and to distribute the net proceeds to the trust unitholders, after paying liabilities and setting up reserves as described above.

The cumulative cash flow received by the Trust from its net profits interest from production months November 2016 through January 2017 was $1.9 million. Given the current realized commodity price environment and the preliminary results of February 2017, the Trust expects to exceed the $2 million threshold of cash receipts from net profits interest in 2017.

The Trust has no source of liquidity or capital resources other than amounts, if any, it receives pursuant to the Conveyed Interest, the amounts, if any, that PCEC lends to the Trust from time to time as described below, and the letter of credit described below. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2016, the Trust had cash on hand of $15,601 for future Trust expenses.

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

Since Trust administrative expenses in recent periods have exceeded available cash, PCEC has agreed to loan funds to the Trust necessary to pay such expenses without requiring the Trust to draw under the letter of credit. On February 25, 2016, the Trustee entered into the Promissory Note with PCEC. During 2016, the Trust has borrowed and repaid net amounts under the Promissory Note as set forth below:

Date of Borrowing or Repayment	Amount Borrowed or (Repaid)
February 25, 2016	$232,000
April 14, 2016	$349,726
May 18, 2016	$90,707
June 10, 2016	$74,357
July 13, 2016	$128,966
August 15, 2016	$86,296
September 15, 2016	$75,411
October 15, 2016	$60,370
November 15, 2016	$76,574
December 15, 2016	$(41,957)

As of December 31, 2016, a total of $1.1 million was outstanding under the Promissory Note, reflecting net borrowings and repayments in the principal and interest amounts, as permitted thereunder, since the initial execution of the Promissory Note. The terms of the Promissory Note, as amended, are described in Note 8 to the Notes to Financial Statements.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due.  Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan funds to the Trust necessary to pay such expenses. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. During 2016, there were no draws on the letter of credit.

Distributions Paid and Declared After Year End

Subsequent to December 31, 2016, the Trust declared a distribution payable on March 17, 2017 to unitholders of record as of March 7, 2017, in the amount of $0.00487 per unit. In the production months of October, November, and December 2016, the net profits from the Developed Properties were sufficient to repay the outstanding balance under the Promissory Note payable to PCEC, and generated sufficient additional net profits to allow for the March 17, 2017 distribution.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements and does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2016 is provided in the following table:

	Payments Due by Year
Thousands of dollars	2017	2018	2019	2020	2021	Thereafter	Total
PCEC Operating and Services fee	$1,053	$1,053	$1,053	$1,053	$1,053	(a)	(a)
Trustee Administrative fee	200	200	200	200	200	(b)	(b)
Delaware Trustee fee	2	2	2	2	2	(b)	(b)
Total	$1,255	$1,255	$1,255	$1,255	$1,255

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

However, in August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15 — Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

The Trust adopted ASU 2014-15 as of December 31, 2016, effective for the Trust for the annual period that began January 1, 2017.

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

In addition, Phillips 66 accounted for 94% of PCEC’s net sales in 2016.  Phillips 66’s purchase of production from the Orcutt and West Pico properties therefore presents a credit risk to PCEC and consequently the Trust.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pacific Coast Oil Trust and to The

Bank of New York Mellon Trust Company, N.A., Trustee

We have audited the accompanying statements of assets and trust corpus of Pacific Coast Oil Trust as of December 31, 2016 and 2015, and the related statements of distributable income and of changes in trust corpus for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Pacific Coast Oil Trust as of December 31, 2016 and 2015, and the results of its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2016 on the basis of accounting described in Note 2.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 10, 2017

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
Thousands of dollars	2016	2015
ASSETS
Cash and cash equivalents	$16	$45
Investment in conveyed interests, net of amortization (Note 2)	227,660	229,045
Total assets	$227,676	$229,090
LIABILITIES AND TRUST CORPUS
Note payable	1,132	—
Trust corpus (38,583,158 Trust Units issued and outstanding)	$226,544	$229,090
Total Liabilities and Trust corpus	$227,676	$229,090

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

	Year Ended December 31,
Thousands of dollars, except per unit amounts	2016	2015	2014
Income from conveyed interests	$845	$11,855	$55,997
PCEC operating and service fee	(1,053)	(1,046)	(1,030)
General and administrative expenses	(690)	(780)	(894)
Cash receipt from borrowing	1,178	—	—
Repayments on borrowing	(46)	—	—
Promissory note interest expenses	(35)	—	—
Cash reserves withheld (used) for future Trust expenses	30	(20)	14
Distributable income	$229	$10,009	$54,087
Distributable income per unit (38,583,158 units)	$0.00593	$0.25942	$1.40182

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
Thousands of dollars	2016	2015	2014
Trust corpus, beginning of period	$229,090	$236,133	$250,872
Cash reserves withheld (used) for future Trust expenses	(30)	20	(14)
Borrowing used for Trust expenses	(1,178)	—	—
Repayments on borrowing	46	—	—
Distributable income	229	10,009	54,087
Distributions to unitholders	(229)	(10,009)	(54,087)
Amortization of conveyed interests	(1,385)	(7,063)	(14,725)
Trust corpus, end of period	$226,544	$229,090	$236,133

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION OF THE TRUST

Formation of the Trust

Pacific Coast Oil Trust (the “Trust”) is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among Pacific Coast Energy Company LP (“PCEC”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”).  The Trust Agreement was amended and restated by PCEC, the Trustee and the Delaware Trustee on the inception date (May 8, 2012).  References in this Annual Report to the “Trust Agreement” are to the Amended and Restated Trust Agreement.

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

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (an “NPI Payout”). Due to planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020. The Trust is entitled to receive Royalty Interest Proceeds in any month following an NPI Payout if costs for the Remaining Properties exceed gross proceeds.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or an affiliate as a lender provided the terms of the loan are fair to the Trust unitholders and similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. On February 25, 2016, the Trust borrowed $232,000 from PCEC as Trust expenses exceeded income from the Conveyed Interests for the months of February and March 2016.  Subsequent borrowings and repayments added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid.

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

The Trust and PCEC are parties to a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which PCEC, its affiliates and any transferee of PCEC’s Trust Units are entitled to demand that the Trust use its reasonable best efforts to effect the registration of such holders’ Trust Units under the Securities Act. The holders are entitled to demand a maximum of five such registrations. PCEC will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units.  On June 17, 2013, pursuant to the Registration Rights Agreement, the Trust filed a registration statement on Form S-3 registering the offering by PCEC of 20,083,158 Trust Units.  The registration statement was declared effective on September 12, 2013.

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

Status of the Trust

As oil and natural gas prices have begun to hold steady in the mid-$50 Bbl range for Brent crude and above $2.50 per MMbtu for Henry Hub natural gas, PCEC expects that distributions to the Trust will improve in 2017.  The Trust Agreement provides that the Trust will terminate if annual proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive calendar years (the “Revenue Termination Provision”). If this occurs, the Trust Agreement requires the Trustee to sell the Conveyed Interests and to distribute the net proceeds to the Trust unitholders after paying all liabilities of the Trust and setting up cash reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

Annual proceeds to the Trust in 2016 of $0.8 million were substantially less than $2 million.  Consequently, if annual proceeds to the Trust in 2017 are less than $2 million, the trustee would be required by the Revenue Termination Provision to sell the Conveyed Interests and to distribute the net proceeds to the trust unitholders, after paying liabilities and setting up reserves as described above.

The cumulative cash flow received by the Trust from its net profits interest from production months November 2016 through January 2017 was $1.9 million. Given the current realized commodity price environment and the preliminary results of February 2017, the Trust expects to exceed the $2 million threshold of cash receipts from net profits interest in 2017.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus. During the years ended December 31, 2016 and 2015, amortization expense was $1.4 million and $7.1 million, respectively. Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of December 31, 2016 and 2015 was $56.8 million and $55.5 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of December 31, 2016 or December 31, 2015.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15 — Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

The Trust adopted ASU 2014-15 as of December 31, 2016, which will be effective for the Trust for the annual period beginning January 1, 2017.

Certain reclassifications have been made to our 2014 financial statements in order to conform them to the 2016 and 2015 presentation. These reclassifications were not material to the financial statements.

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

Note 4. Commodity Derivative Contracts

PCEC had outstanding commodity derivative contracts with Wells Fargo Bank, National Association through March 31, 2014. The Trust was entitled to the effect of 2,000 Bbls of daily swap volumes of ICE Brent oil at $115.00 per Bbl proportional to the Trust’s interest in the Developed Properties. PCEC had no outstanding derivative contracts for the years ended December 31, 2016 and 2015.

The amounts received by PCEC from the commodity derivative contract counterparty upon settlement of the commodity derivative contracts reduced or increased the operating expenses related to the Underlying Properties in calculating the Net Profits Interests. For the year ended December 31, 2014, the Trust received from PCEC net settlements related to derivative contracts of $2.0 million. Because the commodity derivative contracts expired March 31, 2014, the Trust did not receive any amounts related to them for the years ended December 31, 2016 and 2015.

Note 5. Net Profits Interests and Overriding Royalty Interest

Net Profits Interests

The amounts paid to the Trust for each Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly. Each calendar month, 80% of the net profits from the sale of oil and natural gas production from the Developed Properties is paid to the Trust generally on or before the eighth business day after the last business day of the following month. For any month in which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds. The Trust continues to receive such proceeds until the first day of the month following an NPI Payout. In calendar months following an NPI Payout, the Trust is entitled to receive Royalty Interest Proceeds if costs for the Remaining Properties exceed gross proceeds.

“Gross profits” means the aggregate amount received by PCEC that is attributable to sales of oil and natural gas production from the applicable Underlying Properties from and after April 1, 2012 (after deducting the appropriate share of all royalties and any overriding royalties, production payments and other similar charges and other than certain excluded proceeds (including, with respect to the Remaining Properties, the Royalty Interest, to the extent paid), as described in the Conveyance), including all proceeds and consideration received (i) for advance payments, (ii) under take-or-pay and similar provisions of production sales contracts (when credited against the price for delivery of production) and (iii) under balancing arrangements. Gross profits do not include consideration for the transfer or sale of any Underlying Property by PCEC or any subsequent owner to any new owner, unless the Net Profits Interest in such Underlying Property is released (as is permitted under certain circumstances). Gross profits also do not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations.

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

The following tables provide information regarding the Trust’s distributions paid during the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	N/A	$0.00000
February 25, 2016	March 7, 2016	N/A	$0.00000
March 24, 2016	April 5, 2016	N/A	$0.00000
April 25, 2016	May 5, 2016	N/A	$0.00000
May 24, 2016	June 3, 2016	N/A	$0.00000
June 27, 2016	July 7, 2016	N/A	$0.00000
July 25, 2016	August 5, 2016	N/A	$0.00000
August 25, 2016	September 7, 2016	N/A	$0.00000
September 28, 2016	October 11, 2016	N/A	$0.00000
October 28, 2016	November 15, 2016	N/A	$0.00000
November 22, 2016	December 14, 2016	N/A	$0.00000

Year Ended December 31, 2015

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2014	January 6, 2015	January 15, 2015	$0.05256
January 23, 2015	February 4, 2015	February 13, 2015	$0.03212
February 24, 2015	March 6, 2015	March 13, 2015	$0.00614
March 23, 2015	April 6, 2015	April 14, 2015	$0.00775
April 23, 2015	May 6, 2015	May 14, 2015	$0.00897
May 26, 2015	June 5, 2015	June 12, 2015	$0.02860
June 23, 2015	July 3, 2015	July 14, 2015	$0.04289
July 24, 2015	August 5, 2015	August 14, 2015	$0.03844
August 24, 2015	September 4, 2015	September 15, 2015	$0.02281
September 24, 2015	October 5, 2015	October 15, 2015	$0.00280
October 23, 2015	November 4, 2015	November 16, 2015	$0.00750
November 23, 2015	December 3, 2015	December 14, 2015	$0.00884

Note 7. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During both 2016 and 2015, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee. The monthly PCEC operating and services fee, which is adjusted annually based on changes to the Consumer Price Index, is $87,834 for the twelve-month period that commenced on April 1, 2016. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  The Trust paid PCEC $1.1 million and $1.0 million for the years ended December 31, 2016 and December 31, 2015, respectively.  During the year ended December 31, 2015, the Trust reimbursed PCEC for $45,000 of New York Stock Exchange listing fees, which were paid directly by PCEC.

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

Note 8. Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into the Promissory Note with PCEC and borrowed $232,000 to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due.  Under the initial terms of the Promissory Note, the Trust agreed to pay interest on the outstanding principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The Promissory Note, as amended and restated, bears interest at (1) 8.5% per annum from February 25, 2016, to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until maturity. The Promissory Note will mature on March 31, 2018. Subsequent borrowings and repayments, including interest thereon, added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC. Interest expense on the outstanding borrowings will be recorded as it is paid to PCEC. For the year ended December 31, 2016, the Trust incurred a total of $35,169 in interest, which has been included in the borrowings under the Promissory Note. No further distributions will be made to the Trust unitholders until the amounts borrowed, including interest thereon, are repaid. The Trust may prepay the Promissory Note in whole or in part without being required to pay any penalty or premium.  There were no borrowings outstanding under the Promissory Note at December 31, 2015.

PCEC has also provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit or borrowed under the Promissory Note, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses through the Promissory Note as stipulated by the Trust Agreement.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action. On September 14, 2016, the Court entered an order granting preliminary approval of the settlement, and set a hearing for March 2, 2017 to determine whether to grant final approval of the settlement and enter final judgement. On March 2, 2017, the final approval hearing was continued until June 12, 2017. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action.

On July 7, 2016, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) revising regulations on injection operations, impacting West Pico’s three active water injection wells.  During the second half of 2016 all three injectors were successfully reworked to optimize their injection capacity while remaining below the new maximum injection pressures allowable.  All three injectors were inspected by DOGGR and signed off as in compliance with the revised regulations.  The result has been a reduction in water injection capacity by approximately 30% and approximately 75 Bbl/d of oil less production (60 Bbl/d net to the Trust’s 80% interest).  PCEC is exploring opportunities to increase injection capacity which may require additional capital expenditures.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing on June 29, 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. On November 1, 2016, the Santa Barbara County Board of Supervisors heard PCEC’s appeal and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would attributable to Remaining Properties, is uncertain.  At this time, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when or if additional permits will be submitted to Santa Barbara County for drilling in the Diatomite Zone at Orcutt.

Note 10.   Property Tax Settlement

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total $2,121,621 for the Developed Properties and $1,280,275 for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative Net profits interest deficits of the Developed Properties and the Remaining Properties by $1,394,937 and $245,394, respectively. As of the October 2016 production month calculation, the Developed Properties cumulative Net profits interest deficit had been reduced to zero.

Note 11. Subsequent Events

The Trust announced in its press release dated February 27, 2017, that it had generated sufficient net profits to extinguish the remaining balance on the Promissory Note and make a cash distribution of $0.00487 per unit payable on March 17, 2017 to unitholders of record on March 9, 2017.

SUPPLEMENTAL INFORMATION

A.                                    OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2016	2015
Investment in Conveyed Interests
Proved	$229,045	$236.108
Total investment in Conveyed Interests	229,045	236,108
Less accumulated amortization	1,385	7,063
Net investment in Conveyed Interests	$227,660	$229,045

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust were based on reports prepared by the Trust’s independent petroleum engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), including the report of NSAI dated March 1, 2017 filed as an exhibit, and included as Appendix A, to this Annual Report. Estimates were prepared in accordance with guidelines prescribed by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

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

As of December 31, 2016, all of the Underlying Properties’ oil and natural gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which PCEC and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed.

Unweighted average first-day-of-the-month crude oil and natural gas prices used to determine the total estimated proved reserves as of December 31, 2016 were Brent spot crude oil price of $42.90 per Bbl and Henry Hub natural gas prices of $2.48 per MMBtu. Unweighted average first-day-of-the-month crude oil and natural gas prices used in 2015 were $50.28 per Bbl for WTI spot crude oil price and Henry Hub natural gas prices of $2.59 per MMBtu.

The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2016, 2015 and 2014:

	Total	Oil	Natural Gas
	(MBoe)	(in MBbls)	(in MMcf)
Net proved reserves
December 31, 2013	11,104	10,831	1,639
Revision of previous estimates	(1,322)	(1,178)	(861)
Conveyed interest volumes	(540)	(523)	(102)
December 31, 2014	9,242	9,130	676
Revision of previous estimates	(4,323)	(4,255)	(408)
Conveyed interest volumes	(185)	(179)	(38)
December 31, 2015	4,735	4,697	229
Revision of previous estimates	(2,738)	(2,731)	(40)
Conveyed interest volumes	752	735	106
December 31, 2016	2,749	2,700	295
Proved developed reserves
December 31, 2014	7,558	7,446	676
December 31, 2015	3,699	3,661	229
December 31, 2016	2,749	2,700	295
Proved undeveloped reserves
December 31, 2014	1,684	1,684	—
December 31, 2015	1,036	1,036	—
December 31, 2016	—	—	—

Revisions of Previous Estimates

In 2016, the Trust had negative revisions of 2,738 MBoe, primarily related to a decrease in oil prices and reduction of proved undeveloped reserves to zero due to the rejection of the OHREP drilling proposal by the Santa Barbara County Board of Supervisors.  In 2015, the Trust had negative revisions of 4,323 MBoe, primarily related to a significant decrease in oil prices. In 2014, the Trust had negative revisions of 1,322 MBoe, primarily related to an increase in oil prices and increase in operating expenses.

Proved Undeveloped Reserves

Proved undeveloped reserves decreased to 0 MBoe at the end of 2016 compared to 1,036 MBoe at the end of 2015 primarily due to the rejection of the OHREP drilling proposal by the Santa Barbara County Board of Supervisors.  There were no conversions of proved undeveloped reserves to developed reserves during the year ended December 31, 2016.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust is as follows as of December 31, 2016:

	For the Year Ended
	December 31,
Thousands of dollars	2016	2015	2014
Future cash inflows	$101,798	$204,484	$827,124
Future production expense	(3,411)	(6,876)	(24,372)
Future net cash flows	98,387	197,608	802,752
Discounted at 10% per year	(47,339)	(88,419)	(393,272)
Standardized measure of discounted future net cash flows	$51,048	$109,189	$409,480

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
Thousands of dollars	2016	2015	2014
Beginning balance	$109,189	$409,480	$501,822
Net change in sales and transfer prices, net of production expense	(37,467)	(313,496)	(82,260)
Accretion of discount	10,919	40,948	50,182
Revisions of previous estimates and other (a)	(30,748)	(15,888)	(4,268)
Income from conveyed interests (a)	(845)	(11,855)	(55,997)
Standardized measure	$51,048	$109,189	$409,480

(a) Certain reclassifications have been made to our 2014 amounts noted to conform them to the 2016 and 2015 presentation.

B.                                    QUARTERLY SCHEDULE OF DISTRIBUTABLE INCOME (UNAUDITED)

Thousands of dollars except per unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Income from conveyed interests	$434	$44	$110	$257
PCEC operating and service fee	$(170)	$(356)	$(264)	$(263)
Distributable income	$229	$—	$—	$—
Distributable income per unit	$0.00593	$—	$—	$—

2015:
Income from conveyed interests	$3,968	$2,259	$4,446	$1,182
PCEC operating and service fee	$(259)	$(261)	$(263)	$(263)
Distributable income	$3,504	$1,749	$4,018	$738
Distributable income per unit	$0.09082	$0.04532	$0.10414	$0.01914

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

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2016, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)                                 Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC and information from PCEC, the Trustee is not aware of any holders of 5% or more of the Units as of March 6, 2017 except as follows:

Name	Units		Percentage
Evergreen Capital Management LLC	2,858,353	(1)	7.4%
10500 NE 8th, Suite 950
Bellevue, WA 98004

(1) Based on the Schedule 13G filed with the SEC on February 13, 2017 by Evergreen Capital Management LLC.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During both 2016 and 2015, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee. The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational service relating to the Conveyed Interests in exchange for a monthly fee. The monthly PCEC operating and services fee, which is adjusted annually based on changes to the Consumer Price Index, is $87,834 for the twelve-month period that commenced on April 1, 2016. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.

During 2016 and 2015, the Trust paid PCEC approximately $1.1 million and $1.0 million, respectively, pursuant to the Operating and Services Agreement.

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

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2016 and 2015 by PricewaterhouseCoopers LLP:

	2016	2015
Audit fees (1)	$85,199	$173,707
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$85,199	$173,707

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST OIL TRUST

	By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE

Date: March 10, 2017		By:	/s/ SARAH NEWELL
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

Appendix A

March 1, 2017

Mr. Philip Brown	Ms. Sarah Newell
Pacific Coast Energy Company LP	The Bank of New York Mellon Trust Company, N.A.
1555 Orcutt Hill Road	as Trustee of Pacific Coast Oil Trust
Orcutt, California 93455	Global Corporate Trust
919 Congress, Suite 500
Austin, Texas 78701

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved reserves and future revenue, as of December 31, 2016, to the Pacific Coast Oil Trust (PCOT) net profits and overriding royalty interest in certain oil and gas properties, referred to herein as the Underlying Properties, located in California.  The Underlying Properties include the Orcutt properties located onshore in the Santa Maria Basin and the East Coyote, Sawtelle, and West Pico properties located onshore in the Los Angeles Basin.  We completed our evaluation on or about the date of this letter.  It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by PCOT.  Our report dated February 27, 2017, sets forth our estimates of proved reserves and future revenue to the Pacific Coast Energy Company LP (PCEC) interest in the Underlying Properties.  The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas.  Definitions are presented immediately following this letter.  This report has been prepared for PCOT’s use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

The Underlying Properties are categorized as Developed Properties or Remaining Properties based on their reserves category as of December 31, 2011.  The net profits interests entitle PCOT to receive 80 percent of PCEC’s share of the net profits from the sale of oil and natural gas production from Developed Properties and either 25 percent of PCEC’s share of the net profits from the sale of oil and natural gas production from Remaining Properties or a 7.5 percent overriding royalty interest in the Remaining Properties located in Orcutt Field for periods when net profits are not available.

We estimate the net reserves and future net revenue to the PCOT interest in the Underlying Properties, as of December 31, 2016, to be:

	Net Reserves		Future Net Revenue (M$)
	Oil	Gas		Present Worth
Category	(MBBL)	(MMCF)	Total	at 10%

Developed Properties
Proved Developed Producing	2,222.3	148.5	81,814.2	40,748.7
Proved Developed Non-Producing(1)	200.0	0.0	6,564.6	4,148.4
Total Proved	2,422.3	148.5	88,378.8	44,897.1

Remaining Properties
Proved Developed Producing	72.1	0.0	2,420.1	1,797.2
Proved Developed Non-Producing	205.4	146.6	7,587.8	4,353.3
Proved Undeveloped(2)	0.0	0.0	0.0	0.0
Total Proved	277.5	146.6	10,008.0	6,150.4

All Properties
Proved Developed Producing	2,294.4	148.5	84,234.3	42,545.8

	Net Reserves		Future Net Revenue (M$)
	Oil	Gas		Present Worth
Category	(MBBL)	(MMCF)	Total	at 10%
Proved Developed Non-Producing	405.3	146.6	14,152.4	8,501.7
Proved Undeveloped(2)	0.0	0.0	0.0	0.0
Total Proved	2,699.8	295.1	98,386.8	51,047.5

Totals may not add because of rounding.

(1)   These estimates include reserves for two high-cost workovers.

(2)   There are no proved undeveloped reserves at the prices and costs used in this report.

The oil volumes shown include crude oil only.  Oil volumes are expressed in thousands of barrels (MBBL); a barrel is equivalent to 42 United States gallons.  Gas volumes are expressed in millions of cubic feet (MMCF) at standard temperature and pressure bases.

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

The net reserves to the PCOT net profits interest are determined monthly using the economic interest method.  By reserves category, the sum of the net profits payment and PCOT’s share of the production taxes and ad valorem taxes is divided by the effective price per barrel of oil equivalent.  The resulting net equivalent reserves are then allocated between oil and gas in the same proportion as the Underlying Properties.

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

Prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2016.  For oil volumes, the average Europe Brent Spot price of $42.90 per barrel is adjusted for quality, transportation fees, and market differentials.  For gas volumes, the average Henry Hub spot price of $2.481 per MMBTU is adjusted for energy content, transportation fees, and market differentials.  All prices are held constant throughout the lives of the properties.  The average adjusted product prices weighted by production over the remaining lives of the properties are $37.42 per barrel of oil and $2.627 per MCF of gas.

Because PCOT owns no working interest in these properties, no operating costs or capital costs would be incurred.  However, estimated operating costs and capital costs have been used to confirm economic producibility and determine economic limits for the properties.  Operating costs used in this report are based on operating expense records of Breitburn Management Company, LLC (Breitburn) and PCEC.  Operating costs and capital costs are not escalated for inflation.  PCOT would not incur any costs due to abandonment, nor would it realize any salvage value for the lease and well equipment.

For the purposes of this report, we did not perform any field inspection of the properties, nor did we examine the mechanical operation or condition of the wells and facilities.  Since PCOT owns a net profits and overriding royalty interest rather than a working interest in these properties, it would not incur any costs due to possible environmental liability.

We have made no investigation of potential volume and value imbalances resulting from overdelivery or underdelivery to the PCOT interest.  Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on PCOT receiving its net profits and royalty interest share of estimated future gross production.  Additionally, we have made no investigation of any firm transportation contracts that may be in place for these properties; no adjustments have been made to our estimates of future revenue to account for such contracts.

The reserves shown in this report are estimates only and should not be construed as exact quantities.  Proved reserves are those quantities of oil and gas which, by analysis of engineering and geoscience data, can be estimated with reasonable certainty to be economically producible; probable and possible reserves are those additional reserves which are sequentially less certain to be recovered than proved reserves.  Estimates of reserves may increase or decrease as a result of market conditions, future operations, changes in regulations, or actual reservoir performance.  In addition to the primary economic assumptions discussed herein, our estimates are based on certain assumptions including, but not limited to, that the properties will be developed consistent with current development plans as provided to us by PCEC, that the properties will be operated in a prudent manner, that no governmental regulations or controls will be put in place that would impact the ability of the interest owner to recover the reserves, and that our projections of future production will prove consistent with actual performance.  If the reserves are recovered, the revenues therefrom and the costs related thereto could be more or less than the estimated amounts.  Because of governmental policies and uncertainties of supply and demand, the sales rates, prices received for the reserves, and costs incurred by the working interest owners in recovering such reserves may vary from assumptions made while preparing this report.

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

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC. Texas Registered Engineering Firm F-2699

By:	/s/ C.H. (Scott) Rees III
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

By:	/s/ C. Ashley Smith	By:	/s/ Mike K. Norton
	C. Ashley Smith, P.E. 100560		Mike K. Norton, P.G. 441
	Vice President		Senior Vice President

Date Signed: March 1, 2017		Date Signed: March 1, 2017

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

23.1	Consent of Netherland, Sewell & Associates, Inc.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Netherland Sewell & Associates, Inc. (included as Appendix A to the Form 10-K)

*              Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.