Form 10-Q
period 2017-03-31
Pacific Coast Oil Trust
filed 2017-05-02
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 2, 2017, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

This report describes other important factors that could cause actual results to differ materially from expectations of PCEC and the Trust.  All written and oral forward-looking statements attributable to PCEC or the Trust or persons acting on behalf of PCEC or the Trust are expressly qualified in their entirety by such factors.

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

Boe/d—Boe per day.

Brent—Global benchmark price used for light sweet crude oil.

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

Net profits interest, or NPI—A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$2	$16
Investment in conveyed interests, net of amortization (Note 2)	224,169	227,660
Total assets	$224,171	$227,676
LIABILITIES AND TRUST CORPUS
Note payable to PCEC (Note 6)	—	1,132
Trust corpus (38,583,158 Trust Units issued and outstanding)	224,171	226,544
Total Liabilities and Trust corpus	$224,171	$227,676

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended March 31,
Thousands of dollars, except unit and per unit amounts	2017	2016
Income from conveyed interests	$1,941	$434
PCEC operating and services fee	(264)	(170)
General and administrative expenses	(361)	(305)
Cash receipt from borrowing (Note 6)	10	232
Cash repaid on borrowing (Note 6)	(1,142)	—
Promissory note interest expenses	(10)	—
Cash reserves used for Trust expenses	14	38
Distributable income	$188	$229

Distributable income per unit (38,583,158 units)	$0.00487	$0.00593

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended March 31,
Thousands of dollars	2017	2016
Trust corpus, beginning of period	$226,544	$229,090
Cash reserves used for future Trust expenses	(14)	(38)
Borrowing used for Trust expenses (Note 6)	(10)	(232)
Repayments on borrowings (Note 6)	1,142	—
Distributable income	188	229
Distributions to unitholders	(188)	(229)
Amortization of conveyed interests	(3,491)	(665)
Trust corpus, end of period	$224,171	$228,155

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

The Trust was created to acquire and hold net profits and royalty interests in certain oil and natural gas properties located in California (the “Conveyed Interests”) for the benefit of the Trust unitholders pursuant to the Trust Agreement. The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrently with the initial public offering of the Trust’s units of beneficial interest (“Trust Units”) in May 2012.

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 (the “Developed Properties”) and either a 25% net profits interest from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or a 7.5% royalty interest (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production cost) from the sale of oil and natural gas production from the Remaining Properties located on PCEC’s Orcutt properties (the “Royalty Interest Proceeds”).

The Trust calculates the net profits and royalties for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (an “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020.  The estimated date on which the NPI Payout is expected to occur is an estimate based on the annual reserve report and changes from time to time. The Trust is entitled to receive Royalty Interest Proceeds in any monthly period following an NPI Payout if costs for the Remaining Properties exceed gross proceeds.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or PCEC as a lender provided the terms of the loan are fair to the Trust unitholders and similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust.  Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to  trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and my not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distribution will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid.

Conveyance of Net Profits Interest and Overriding Royalty Interest and Initial Public Offering

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (as amended on June 15, 2012, the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Net Profits Interest and the Royalty Interest, which are collectively referred to as the Conveyed Interests.

Concurrent with the Conveyance, PCEC sold 18,500,000 Trust Units to the public in an initial public offering (“IPO”).  The proceeds (net of underwriting discounts of approximately $23.0 million) received by PCEC (before expenses) from the sale of 18,500,000 Trust Units were approximately $346.9 million. The Trust received no proceeds from the sale of the Trust Units. The IPO is described in the final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(1) on May 4, 2012. Upon completion of the IPO, there were 38,583,158 Trust Units issued and outstanding, of which PCEC owned 20,083,158 Trust Units, or 52% of the issued and outstanding Trust Units.

The Trust and PCEC are parties to a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which PCEC, its affiliates and any transferee of PCEC’s Trust Units are entitled to demand that the Trust use its reasonable best efforts to effect the registration of such holders’ Trust Units under the Securities Act of 1933, as amended (the “Securities Act”). The holders are entitled to demand a maximum of five such registrations. PCEC will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units.  On June 17, 2013, pursuant to the Registration Rights Agreement, the Trust filed a registration statement on Form S-3 registering the offering by PCEC of 20,083,158 Trust Units.  The registration statement was declared effective on September 12, 2013.

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

Status of the Trust

The Trust Agreement provides that the Trust will terminate if the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2.0 million for each of any two consecutive calendar years (the “Revenue Termination Provision”). If this occurs, the Trust Agreement requires the Trustee to sell the Conveyed Interests and to distribute the net proceeds to the Trust unitholders after paying all liabilities of the Trust and setting up cash reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

Annual cash proceeds received by the Trust attributable to the Conveyed Interests in 2016 of $0.8 million were substantially less than $2.0 million.  However, in 2017, the cumulative cash proceeds received by the Trust attributable to the Conveyed Interests from production months November 2016 through February 2017 (related to Trust fiscal months January through April 2017) was $3.1 million. Therefore, because the Trust has received more than the $2.0 million of cash proceeds attributable to the Conveyed Interests in 2017, the Trust will no longer be at risk of termination at the end of 2017 as a result of the Revenue Termination Provision.

Note 2.   Trust Significant Accounting Policies

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus.  For the three months ended March 31, 2017 and 2016, amortization expense was $3.5 million and $0.7 million respectively.  Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of March 31, 2017 and December 31, 2016 was $60.3 million and $56.8 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties.  If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of March 31, 2017 or December 31, 2016.

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

The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2017 and 2016.

Three Months Ended March 31, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	n/a	$—
January 31, 2017	February 15, 2017	n/a	$—
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487

Three Months Ended March 31, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	n/a	$—
February 25, 2016	March 7, 2016	n/a	$—

Note 5.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During each of the three-month periods ended March 31, 2017 and 2016, the Trust paid $50,000 to the Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $87,330 during the first quarter of 2016 and has been $87,834 since April 1, 2016. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the three months ended March 31, 2017 and 2016, PCEC charged the Trust $263,502 and $263,190, respectively, for the operating and services fee. The Trust paid the operating and services fee in full for each month in the first quarter of 2017. The Trust paid the operating and services fee in full for the month of January 2016. However, because the Trust did not have sufficient cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of $55,977 for February and $26,392 for March. A total of $93,091 remained outstanding under the Operating and Services Agreement as of March 31, 2016, which was paid in the second quarter of 2016.

Note 6.   Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “Promissory Note”) and borrowed $232,000 to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the initial terms of the Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016 to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until maturity (March 31, 2018). Subsequent borrowings and repayments, including interest thereon, added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC. The entire amount of the Promissory Note was repaid by the Trust to PCEC in the first quarter of 2017 and the balance outstanding was $0 as of March 31, 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month periods ended March 31, 2017 and 2016, the Trust incurred a total of $10,141 and $0, respectively, in interest, which was included in the borrowings under the Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn on the letter of credit, or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement.

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

The complaint asserts federal securities law claims against the Trust and other defendants and states that the claims are made on behalf of a class of investors who purchased or otherwise acquired Trust securities pursuant or traceable to the registration statement that became effective on May 2, 2012 and the prospectuses issued thereto and the registration statement that became effective purportedly on September 19, 2013 and the prospectuses issued thereto. The complaint states that the plaintiff is pursuing negligence and strict liability claims under the Securities Act and alleges that both such registration statements contained numerous untrue statements of material facts and omitted material facts. The plaintiff seeks class certification, unspecified compensatory damages, rescission on certain of plaintiff’s claims, pre-judgment and post-judgment interest, attorneys’ fees and costs and any other relief the Court may deem just and proper.

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

On July 7, 2016, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) revising regulations on injection operations, impacting West Pico’s three active water injection wells.  During the second half of 2016 all three injectors were successfully reworked to optimize their injection capacity while remaining below the new maximum injection pressures allowable.  All three injectors were inspected by DOGGR and signed off as in compliance with the revised regulations.  The result has been a reduction in water injection capacity by approximately 30% and approximately 75 Bbl/d of reduced oil production (60 Bbl/d net to the Trust’s 80% interest).  PCEC is exploring opportunities to increase injection capacity which may require additional capital expenditures.

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

Note 8.   Property Tax Settlement

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total $2,121,621 for the Developed Properties and $1,280,275 for the Remaining Properties and are chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative Net Profits Interest deficits of the Developed Properties and the Remaining Properties by $1,394,937 and $245,394, respectively, in the second quarter of 2016. As of the October 2016 production month calculation, the Developed Properties cumulative Net Profits Interest deficit had been reduced to zero.

Note 9.   Subsequent Events

In April 2017, PCEC made a cash payment to the Trust in the amount of $1,094,755 related to the February 2017 production month. The cumulative cash proceeds received by the Trust attributable to the Conveyed Interests from production months November 2016 through February 2017 (related to Trust fiscal months January through April 2017) were $3.1 million.

Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Trust’s 2016 Annual Report.  The following review should also be read in conjunction with “Forward-Looking Statements” in this report and with “Part I—Item 1A—Risk Factors” in the Trust’s 2016 Annual Report.

Overview

The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee. The Trust’s purpose is to hold the Conveyed Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. The Delaware Trustee, has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.  The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests, subject to the effects of the commodity derivative contracts. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

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

The Trust is exposed to fluctuation in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a substantially lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, from February 2016 through January 2017, primarily because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.  Pursuant to the Trust Agreement, no distributions are made to Trust unitholders until amounts borrowed by the Trust under the Promissory Note described in Note 6 to the financial statements, including interest thereon, or otherwise borrowed, have been paid in full.

Commodity Prices

In the first quarter of 2017, the Brent crude oil spot price averaged approximately $53.59 per Bbl, compared with approximately $33.84 per Bbl in the first quarter of 2016. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the first quarter of 2017, approximately 98% of production from the Developed Properties consisted of oil and 99% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the first quarter of 2017, the Henry Hub price averaged approximately $3.02 per MMBtu, compared with approximately $1.99 per MMBtu in the first quarter of 2016.

The significant decline in oil and natural gas prices since 2014 increases the uncertainty as to the impact of commodity prices on proved oil and gas reserves attributable to the Trust. We are unable to predict future commodity prices. A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserve portfolio. Fluctuations in commodity prices impact the value of proved oil and gas reserves attributable to the Trust.

2017 Capital Program Summary

PCEC informed the Trustee at the beginning of 2017 that its 2017 capital program is expected to total approximately $4.5 million, consisting of $2.7 million of mandatory facility upgrades at Orcutt Field, $1.0 million of capital expenditures for non-operated properties, $0.5 million for Orcutt Diatomite projects and $0.3 million for West Pico mandatory facility upgrades.  This total includes expected investments of approximately $4.1 million ($3.3 million net to the Trust’s interest) in the Developed Properties and approximately $0.3 million expected to be spent on the Remaining Properties ($0.1 million net to the Trust’s interest).

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures associated with new drilling but may require capital expenditures associated with regulatory capital expenditures or drilling capital expenditures associated with utilizing the existing wellbores. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, instead of being paid net profits, the Trust will be paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have repaid PCEC for the cumulative costs it has advanced on behalf of the Trust, including the aggregate amount of the 7.5% overriding royalty, the Net Profits Interests on the Remaining Properties will be paid out in place of the Royalty Interests Proceeds, as described below. The Conveyed Interests entitle the Trust to receive the following:

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

The Trust calculates the net profits and royalties for the Developed Properties and the Remaining Properties separately. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other. The amount of Royalty Interest Proceeds paid is deducted in the calculation of the Net Profits Interest for the Remaining Properties, and PCEC will be repaid the aggregate amount of the Royalty Interest Proceeds prior to payment of the 25% Net Profits Interest to unitholders. If at any time cumulative costs for the Developed Properties or the Remaining Properties exceed cumulative gross proceeds associated with such properties, neither the Trust nor the Trust unitholders would be liable for the excess costs, but the Trust would not receive any net profits from the Developed Properties or the Remaining Properties, as the case may be, until future cumulative net profits for such properties exceed the cumulative total excess costs for such properties.

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells all of the Conveyed Interests and any assets constituting the Trust estate, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive calendar years (the “Revenue Termination Provision”), (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved. The cumulative proceeds received by the Trust attributable to the Conveyed Interests from production months November 2016 through February 2017 (related to Trust fiscal months January through April 2017) was $3.1 million. Therefore, because the Trust has received more than $2 million of proceeds attributable to the Conveyed Interests in 2017, the Trust will no longer be at risk of termination at the end of 2017 as a result of the Revenue Termination Provision.

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

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Field, which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016. PCEC has completed two such modifications to date in 2017, and PCEC’s capital budget for 2017 includes two additional modifications.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, income from Conveyed Interests received by the Trust amounted to $1.9 million compared with $0.4 million for the three months ended March 31, 2016.  The increase in income was primarily due to higher oil prices partially offset by lower production. The net profits received by the Trust during the three months ended March 31, 2017 were associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2016 and January 2017, and 7.5% overriding royalty interest for oil production from the Remaining Properties located in PCEC’s Orcutt Field and Orcutt Diatomite properties during the months of November and December 2016 and January 2017. The net profits received by the Trust during the three months ended March 31, 2016 were associated with net profits for oil and natural gas production during the months of November and December 2015 and January 2016.

Oil and natural gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and natural gas prices and the total amount of production expense and development costs.  As oil and natural gas prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses and development costs in reaching the net profits break-even level changes inversely with price.  Accordingly, the Underlying Property production volumes do not correlate with the Trust’s net profits share of those volumes in any given period.  Therefore, the comparative discussion of oil and natural gas volumes is based on the Underlying Properties as stated in the table below.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Developed Properties:
Underlying sales volumes (Boe) (a)	230,638	269,183
Average daily production (Boe/d)	2,507	2,926
Average price (per Boe)	$45.34	$29.00
Production cost (per Boe) (b)	$31.80	$29.64

Remaining Properties:
Underlying sales volumes (Boe) (c)	49,281	67,671
Average daily production (Boe/d)	536	736
Average price (per Boe)	$42.59	$25.33
Production cost (per Boe) (b)	$24.29	$19.28

(a)  Crude oil sales represented 98% and 96% of sales volumes from the Developed Properties for the three months ended March 31, 2017 and 2016, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 99% of total sales volumes from the Remaining Properties for the three months ended March 31, 2017 and 2016, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended March 31, 2017 and 2016 was determined as shown in the following table:

Thousands of dollars	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Developed Properties—80% Net Profits Interest
Oil sales	$10,388	$7,662
Natural gas sales	69	144
Total revenues	10,457	7,806
Costs:
Direct operating expenses:
Lease operating expenses	6,891	7,169
Production and other taxes	444	810
Development expenses	950	156
Total costs	8,285	8,135
Total income (loss)	2,172	(329)

Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest:	1,737	(263)
Income from 80% Net Profits Interest (1)	1,737	337
80% Net Profits Interest Deficit (2)	—	(600)
Property taxes related to PCEC (4)	45	—
Income (loss) from 80% Net Profits Interest:	1,782	(263)

Remaining Properties—25% Net Profits Interest
Oil sales	$2,092	$1,708
Natural gas sales	7	6
Total revenues	2,099	1,714
7.5% ORRI	159	97
Costs:
Direct operating expenses:
Lease operating expenses	1,367	1,005
Production and other taxes	(170)	299
Development expenses	584	552
Total costs	1,781	1,857
Total income (loss)	159	(240)
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest	$40	$(60)
Property taxes related to PCEC (5)	(14)	—
Income (loss) from 25% Net Profits Interest: (3)	26	(60)

Total Trust Cash Flow
Income (loss) from 80% Net Profits Interest (1)	$1,782	$337
7.5% ORRI	159	97
Total income	1,941	434
PCEC operating and services fee	(264)	(170)
Total	$1,677	$264
Trust general and administrative expenses and cash withheld for expenses	(347)	(35)
Cash receipt from borrowing	10	—
Promissory note amount repayment to PCEC	(1,142)	—
Promissory note interest amounts	(10)
Distributable Income	$188	$229

(1) Income from 80% Net Profits Interest in the first quarter of 2016 represents two months of net profits from the Conveyed Interests during the production months of November and December 2015.  The January 2016 production resulted in a deficit.

Thousands of dollars	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(2) 80% Net Profits Interest Accrued Deficit
Beginning balance	$—	$—
Current period	—	(600)
Ending balance	$—	$(600)

(3) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,075)	$(1,752)
Current period	26	(60)
Ending balance	$(2,049)	$(1,812)

(4) 80% Net Profits Interest PCEC Property Tax Adjustments
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013 not related to Trust	$45	$—

(5) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Actual Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$(11)	$—
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	(3)	—
Ending balance	$(14)	$—

Three Months Ended March 31, 2017 and 2016

Developed Properties — For the three months ended March 31, 2017, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $2.2 million. For the three months ended March 31, 2016, revenues were $0.3 million less than direct operating expenses and development expenses.  The $2.5 million period-over-period increase is attributable principally to higher oil prices and lower operating expenses, partially offset by lower production and higher development costs in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Average realized prices increased by $16.34 per Boe, or 56%, and sales volumes decreased 39 MBoe, or 14%. The decrease in production period over period is primarily due to increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $6.9 million for the three months ended March 31, 2017 compared to $7.2 million for the three months ended March 31, 2016. Fewer workover expenditures were planned for the three months ended March 31, 2017 when compared to the same period in 2016.  Total capital expenditures were approximately $1.0 million for the three months ended March 31, 2017 compared to $0.2 million for the three months ended March 31, 2016.  The increase is primarily due to DOGGR-mandated injector repairs as well as two additional perforation projects in Orcutt Diatomite. Production and other taxes were approximately $0.4 million for the three months ended March 31, 2017 compared to $0.8 million for the three months ended March 31, 2016.

Remaining Properties — For the three months ended March 31, 2017, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $0.2 million. For the three months ended March 31, 2016, revenues were $0.2 million less than direct operating expenses and development expenses. The $0.4 million period-over-period increase is attributable principally to higher oil prices, partially offset by lower production and higher lease operating expenses in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Average realized prices increased by $17.26 per Boe, or 68%, and sales volumes decreased 18 MBoe, or 27%. The decrease in production period over period is primarily due to increased regulatory requirements and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $1.4 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016. The increase in lease operating expenses period over period was primarily due to the DOGGR-mandated steam survey and casing integrity tests for the Module 2 wells (Module 2 consists of 52 predominantly undeveloped Orcutt Diatomite wells). These tests are required once every five years or at the department’s discretion. Capital expenditures were $0.6 million for each of the three-month periods ended March 31, 2017 and 2016. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.2 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, increased to approximately $2.0 million at March 31, 2017 compared to $1.8 million at March 31, 2016.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended March 31, 2017 and 2016. The Trust paid the operating and services fee in full for each month in the first quarter of 2017, and for the month of January 2016. However, because the Trust did not have enough cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of $55,977 for February and $26,392 for March. A total of $93,091 remained outstanding under the Operating and Services Agreement as of March 31, 2016, which was fully repaid in the second quarter of 2016.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.4 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016.  The increase in general and administrative expenses was primarily due to the timing of payments related to auditing fees and NYSE listing fee, with the 2016 fees being paid during the three months ended June 30, 2016 but the respective 2017 fees being paid during the three months ended March 31, 2017. Since the Trust did not have enough cash to pay its expenses in the first quarter of 2016, it borrowed $232,000 from PCEC in February 2016.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended March 31, 2017 was $0.5 million. The Trust general and administrative expenses and cash withheld for expenses were $347,500 for the three-month period ended March 31, 2017, primarily consisting of Trustee fees and legal fees, and the distributable income remaining was $187,867 for this same period. The Trust used cash received in January, February and March 2017 to repay the Promissory Note. The total cash received by the Trust from PCEC for the three months ended March 31, 2016 was $0.3 million, which represents the cash received for the month of January 2016. The Trust general and administrative expenses and cash withheld for expenses were $35,000 for the month of January 2016, primarily consisting of Trustee fees and legal fees and the distributable income remaining was $228,863 for the three months ended March 31, 2016.  There was no cash transferred to the Trustee from distributable income for the months of February and March 2016 as the PCEC operating and service fee exceeded income from the Conveyed Interests. Distributable income was $0.2 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

The Trust has no source of capital or liquidity other than cash, if any, it receives pursuant to the Conveyed Interest, borrowings from PCEC pursuant to PCEC’s loan commitment as described below or, if available, from other lenders, the $1.0 million letter of credit provided by PCEC as described below, and other immaterial sources (such as interest earned on any amounts reserved by the Trustee).  Other than Trust administrative expenses, including payment of the PCEC operating and services fee, payment of any Trust liabilities and the funding of any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month.  Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, as it did from March 2016 to March 2017 as described below, the Trust unitholders will not receive distributions until the borrowed funds, including interest thereon, are repaid.

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

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan additional funds to the Trust to pay necessary expenses. Any funds provided under the letter of credit may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2016 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2017.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk. The Trust’s most significant market risk relates to the prices received for oil and natural gas production. The revenues derived from the Underlying Properties depend substantially on prevailing oil prices and, to a substantially lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that PCEC or the third-party operators can economically produce.

Credit Risk. The Trust’s most significant credit risk is the risk of the bankruptcy of PCEC. The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves. The bankruptcy of PCEC also could adversely affect PCEC’s ability to make loans to the Trust.  Further, in the event of the bankruptcy of PCEC, if a court were to hold that the Net Profits Interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the Net Profits Interests.

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

During the quarter ended March 31, 2017, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

The complaint asserts federal securities law claims against the Trust and other defendants and states that the claims are made on behalf of a class of investors who purchased or otherwise acquired Trust securities pursuant or traceable to the registration statement that became effective on May 2, 2012 and the prospectuses issued thereto and the registration statement that became effective purportedly on September 19, 2013 and the prospectuses issued thereto. The complaint states that the plaintiff is pursuing negligence and strict liability claims under the Securities Act and alleges that both such registration statements contained numerous untrue statements of material facts and omitted material facts. The plaintiff seeks class certification, unspecified compensatory damages, rescission on certain of plaintiff’s claims, pre-judgment and post-judgment interest, attorneys’ fees and costs and any other relief the Court may deem just and proper.

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

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors disclosed in “Part I—Item 1A.—Risk Factors” of our 2016 Annual Report.

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

Date: May 2, 2017

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