Form 10-Q
period 2017-06-30
Pacific Coast Oil Trust
filed 2017-07-28
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017

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

As of July 28, 2017, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

Dry hole—A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Economically producible—A resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

Field—An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Henry Hub— The Henry Hub is a distribution hub on the natural gas pipeline system in Erath, Louisiana. Due to its importance, it lends its name to the pricing point for natural gas futures contracts traded on the NYMEX and the OTC swaps traded on the Intercontinental Exchange.

MBbl—One thousand barrels of crude oil or condensate.

MBoe—One thousand barrels of oil equivalent.

Mcf—One thousand cubic feet of natural gas.

MMBtu—One million British Thermal Units.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1	$16
Investment in conveyed interests, net of amortization (Note 2)	221,677	227,660
Total assets	$221,678	$227,676

LIABILITIES AND TRUST CORPUS
Note payable to PCEC (Note 6)	—	1,132
Trust corpus (38,583,158 Trust units issued and outstanding)	221,678	226,544
Total Liabilities and Trust Corpus	$221,678	$227,676

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended		Six Months Ended
Thousands of dollars, exept unit and per unit amounts	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income from conveyed interests	$1,934	$44	$3,875	$478
PCEC operating and services fee	(264)	(356)	(528)	(526)
General and adminstrative expenses	(191)	(196)	(552)	(502)
Cash receipt from borrowing (Note 6)	—	514	10	747
Repayments on borrowing (Note 6)	—	—	(1,142)	—
Promissory note interest expenses	—	(9)	(10)	(9)
Cash reserves used for Trust expenses	1	3	15	41
Distributable income	$1,480	$—	$1,668	$229

Distributable income per unit (38,583,158 units)	$0.03836	$—	$0.04323	$0.00594

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Trust corpus, beginning of period	$224,171	$228,155	$226,544	$229,090
Cash reserves used for Trust expenses	(1)	(3)	(15)	(41)
Borrowing used for Trust expenses (Note 6)	—	(515)	(10)	(747)
Repayments on borrowings (Note 6)	—	—	1,142	—
Distributable income	1,480	—	1,668	229
Distributions to unitholders	(1,480)	—	(1,668)	(229)
Amortization of conveyed interests	(2,492)	(109)	(5,983)	(774)
Trust corpus, end of period	$221,678	$227,528	$221,678	$227,528

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Organization of the Trust and Basis of Accounting

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

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2017 and for the three months and six months ended June 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair statement of the interim period presented and include all the disclosures necessary to make the information presented not misleading.

Note 2.         Distributions to Unitholders

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

The following table illustrates information regarding the Trust’s distributions paid during the six months ended June 30, 2017 and 2016.

Six Months Ended June 30, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	n/a	$—
January 31, 2017	February 15, 2017	n/a	$—
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487
March 28, 2017	April 7, 2017	April 14, 2017	$0.02617
April 26, 2017	May 8, 2017	May 18, 2017	$0.00542
May 24, 2017	June 5, 2017	June 15, 2017	$0.00673

Six Months Ended June 30, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	n/a	$—
February 25, 2016	March 7, 2016	n/a	$—
March 24, 2016	April 5, 2016	n/a	$—
April 25, 2016	May 5, 2016	n/a	$—
May 24, 2016	June 3, 2016	n/a	$—

Note 3.         Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During the three-month and six-month periods ended June 30, 2017, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2017, the Trust paid $2,000 to the Delaware Trustee. During the three-month and six-month periods ended June 30, 2016, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2016, the Trust paid $2,000 to the Delaware Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $87,330 during the first quarter of 2016 and was $87,834 through the end of the first quarter of 2017. As of April 1, 2017, the monthly operating and services fee changed to $88,942. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the three-month and six-month periods ended June 30, 2017, PCEC charged the Trust $264,611 and $528,113, respectively, for the operating and services fee. During the three-month and six-month periods ended June 30, 2016, PCEC charged the Trust $356,386 and $526,485, respectively, for the operating and services fee. The Trust paid the operating and services fee in full for each month during the first six months of 2017. The Trust paid the operating and services fee in full for the month of January 2016. However, because the Trust did not have sufficient cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of $55,977 for February and $26,392 for March. For the months of April, May, and June 2016, the Trust was not able to make payments of $87,730, $87,730, and $87,834, respectively, without executing a promissory note and borrowing funds from PCEC. All operating and services fees have been completely paid through June 30, 2016 as a part of the borrowings under the Promissory Note (as discussed in Note 4 below).

Note 4.         Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “Promissory Note”) and borrowed $232,000 to pay general and administrative expenses, as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the initial terms of the Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016 to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until maturity (March 31, 2018). Subsequent borrowings and repayments, including interest thereon, added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC. The entire amount of the Promissory Note was repaid by the Trust to PCEC in the first quarter of 2017, and the balance outstanding was $0 as of June 30, 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month and six-month periods ended June 30, 2017, the Trust incurred a total of $0 and $10,141, respectively, in interest, which was included in the borrowings under the Promissory Note. For the three-month and six-month periods ended June 30, 2016, the Trust incurred a total of $9,222 in interest.

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

Note 5.         Commitments and Contingencies

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  The Court set a hearing for February 28, 2018 regarding compliance with the approved settlement. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

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

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing on June 29, 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. On November 1, 2016, the Santa Barbara County Board of Supervisors heard PCEC’s appeal and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  As of the date of this report, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when PCEC will submit such permits to Santa Barbara County.

Note 6.   Property Tax Settlement

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

The Trust is exposed to fluctuation in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a substantially lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, from February 2016 through January 2017, primarily because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.  Pursuant to the Trust Agreement, no distributions are made to Trust unitholders until amounts borrowed by the Trust under the Promissory Note described in Note 4 to the financial statements, including interest thereon, or otherwise borrowed, have been paid in full.

Commodity Prices

In the second quarter of 2017, the Brent crude oil spot price averaged $49.55 per Bbl, compared with $45.57 per Bbl in the second quarter of 2016. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the second quarter of 2017, approximately 98% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the second quarter of 2017, the Henry Hub price averaged $3.08 per MMBtu, compared with $2.15 per MMBtu in the second quarter of 2016.

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

2017 Capital Program Summary

PCEC informed the Trustee at the beginning of 2017 that its 2017 capital program is expected to total approximately $4.5 million, consisting of $2.7 million of mandatory facility upgrades at Orcutt Field, $1.0 million of capital expenditures for non-operated properties, $0.5 million for Orcutt Diatomite projects and $0.3 million for West Pico mandatory facility upgrades.  This total includes expected investments of approximately $4.2 million ($3.3 million net to the Trust’s interest) in the Developed Properties and approximately $0.3 million expected to be spent on the Remaining Properties ($0.1 million net to the Trust’s interest).

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells all of the Conveyed Interests and any assets constituting the Trust estate, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive calendar years (the “Revenue Termination Provision”), (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved. The cumulative proceeds received by the Trust attributable to the Conveyed Interests from production months November 2016 through April 2017 (related to Trust fiscal months January through June 2017) was $3.9 million. Therefore, because the Trust has received more than $2 million of proceeds attributable to the Conveyed Interests in 2017, the Trust will not be at risk of termination at the end of 2017 as a result of the Revenue Termination Provision.

On April 6, 2015, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) mandating the suspension of cyclic steaming operations in PODS 2 and 4 at Orcutt Diatomite, citing concern over surface expressions related to two wells occurring late in 2014 and the potential for landslides on the property.  This resulted in the suspension of steaming to 22 wells and curtailed production by approximately 300 barrels of oil per day. PCEC undertook significant testing and has installed monitoring equipment pursuant to direction from DOGGR. In May 2016, following approximately 12 months of slope monitoring showing no significant ground movement, DOGGR granted permission to PCEC to resume cyclic steaming operations at POD 4.  In December 2016, two wells at POD 2 were also granted permission to resume cyclic steaming operations.  In May 2017, DOGGR conditionally approved PCEC’s request to resume cyclic steaming operations on five additional wells at POD 2. PCEC has since complied with the condition of approval and commenced cyclic steaming operations in early July 2017. Two wells at POD 2 will remain permanently shut in.

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

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”). At a hearing on June 29, 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote on July 13, 2016. On July 21, 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors. On November 1, 2016, the Santa Barbara County Board of Supervisors heard PCEC’s appeal and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property. As a result of the Board of Supervisors’ decision, new permits for drilling in the Diatomite Zone at Orcutt, and any associated future cash flows attributable to the Remaining Properties, are uncertain. As of the date of this report, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when PCEC will submit such permits to Santa Barbara County. If submitted in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

For the three months ended June 30, 2017, income from Conveyed Interests received by the Trust amounted to $1.9 million compared with less than $0.1 million for the three months ended June 30, 2016.  The increase in income was primarily due to higher oil prices and lower production and other taxes partially offset by lower production and higher lease operating expenses and development expenses. The net profits income received by the Trust during the three months ended June 30, 2017 was associated with net profits for oil and natural gas production from the Developed Properties during the months of February, March and April 2017, and with the Royalty Interest Proceeds relating to production during those same months. The net profits income received by the Trust during the three months ended June 30, 2016 was associated with the Royalty Interest Proceeds relating to production during the months of February, March and April 2016. However, the Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the months of February, March, and April 2016, as operating expenses and capital expenditures exceeded revenues.

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

The following table displays PCEC’s underlying sales volumes and average realized prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,
	2017	2016
Developed Properties:
Underlying sales volmes (Boe) (a)	216,990	232,386
Average daily production (Boe/d)	2,438	2,582
Average price (per Boe)	$47.86	$29.26
Production cost (per Boe) (b)	$30.55	$33.54

Remaining Properties:
Underlying sales volmes (Boe) (c)	45,385	63,436
Average daily production (Boe/d)	510	705
Average price (per Boe)	$45.64	$26.34
Production cost (per Boe) (b)	$29.18	$46.68

(a)  Crude oil sales represented 98% of sales volumes from the Developed Properties for the three months ended June 30, 2017 and 2016, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for the three months ended June 30, 2017 and 2016, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended June 30, 2017 and 2016 was determined as shown in the following table:

	Three Months Ended
	June 30,
Thousands of dollars	2017	2016
Developed Properties—80% Net Profits Interest
Oil sales	$10,303	$6,693
Natural gas sales	82	107
Total revenues	10,385	6,800
Costs:
Direct operating expenses:
Lease operating expenses	6,147	5,278
Production and other taxes (1)	481	2,517
Development expenses	1,515	783
Total costs	8,143	8,578
Total income (loss)	2,242	(1,778)
Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest:	1,794	(1,422)
Property taxes related to PCEC (3)	—	302
Income from 80% Net Profits Interest	$1,794	$—
80% Net Profits Interest Deficit (2)	$—	$(1,120)

Remaining Properties—25% Net Profits Interest
Oil sales	$2,071	$1,669
Natural gas sales	—	2
Total revenues	2,071	1,671
7.5% ORRI	140	44
Costs:
Direct operating expenses:
Lease operating expenses	1,218	1,091
Production and other taxes (1)	106	1,870
Development expenses	156	295
Total costs	1,480	3,256
Total income (loss)	451	(1,629)
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest	113	(407)
Property taxes related to PCEC (5)	—	51
Income from 25% Net Profits Interest (4)	$113	$—
25% Net Profits Interest Deficit (4)	$—	$(356)

Total Trust Cash Flow
Income from 80% Net Profits Interest	$1,794	$—
7.5% ORRI	140	44
Total income	1,934	44
PCEC operating and services fee	(264)	(356)
Total cash received (paid)	1,670	(312)
Trust general and administrative expenses and cash withheld for expenses	(190)	(193)
Promissory note amount borrowed from PCEC	—	514
Promissory note interest amounts	—	(9)
Distributable Income	$1,480	$—

(1) Decrease in Production and other taxes:

During the three months ended June 30, 2016, production and other taxes included $2,094,914 for the Developed Properties and $1,327,040 for the Remaining Properties related to the settlement of disputed property values attributable to the Trust for the periods April 1, 2012 through June 30, 2016.

	Three Months Ended
	June 30,
	2017	2016
(2) 80% Net Profits Interest Accrued Deficit
Beginning balance	$—	$(601)
Current period	—	(1,120)
Ending balance	$—	$(1,721)

(3) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$—	$247
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	55
Total PCEC Property Tax Adjustment Not Related to the Trust	$—	$302

(4) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,049)	$(1,812)
Current period	113	(356)
Ending balance	$(1,936)	$(2,168)

(5) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$—	$40
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	11
Total PCEC Property Tax Adjustment Not Related to the Trust	$—	$51

Three Months Ended June 30, 2017 and 2016

Developed Properties — For the three months ended June 30, 2017, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $2.2 million. For the three months ended June 30, 2016, revenues were $1.8 million less than direct operating expenses and development expenses.  The $4.0 million period-over-period increase is attributable principally to higher oil prices and lower production and other taxes, partially offset by lower production and higher operating expenses and development costs in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Average realized prices increased by $18.60 per Boe, or 64%, and sales volumes decreased 15 MBoe, or 7%. The decrease in production period over period is primarily due to increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation were $6.1 million for the three months ended June 30, 2017 compared to $5.3 million for the three months ended June 30, 2016. The overall increase period over period is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017. Total production and other taxes included in the net profits calculation during the quarter were $0.5 million for the three months ended June 30, 2017 compared to $2.5 million for the three months ended June 30, 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (see Note 6 to the accompanying financial statements). Total capital expenditures were approximately $1.5 million for the three months ended June 30, 2017 compared to $0.8 million for the three months ended June 30, 2016.  The increase is primarily due to DOGGR-mandated injector upgrades in the Orcutt field, abandonment costs in Sawtelle, and additional perforation projects in Orcutt Diatomite.

Remaining Properties — For the three months ended June 30, 2017, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $0.5 million. For the three months ended June 30, 2016, revenues were $1.6 million less than direct operating expenses and development expenses. The $2.1 million period-over-period increase is attributable principally to higher oil prices, partially offset by lower production and higher lease operating expenses and production and other taxes in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Average realized prices increased by $19.30 per Boe, or 73%, and sales volumes decreased 18 MBoe, or 28%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $1.2 million for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016. The overall increase period over period is mainly due to two pods of Orcutt

Diatomite wells coming back online in 2017. Total production and other taxes included in the net profits calculation were $0.1 million for the three months ended June 30, 2017 compared to $1.9 million for the three months ended June 30, 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (see Note 6 to the accompanying financial statements). Capital expenditures were $0.2 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended June 30, 2016. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.1 million and an amount less than $0.1 million during the three months ended June 30, 2017 and 2016, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.9 million at June 30, 2017 compared to $2.2 million at June 30, 2016.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended June 30, 2017 and 2016. The Trust paid the operating and services fee in full for each month in the second quarter of 2017. The Trust did not have enough cash to pay the operating and services fee in full for the three months ended June 30, 2016 and entered into the Promissory Note with PCEC. The Trust owed PCEC $93,091 for outstanding Operating and Services Fees that were not paid as of March 31, 2016. The Trust borrowed funds under the Promissory Note to fund payments of the $93,091 outstanding balance and the $263,294 charged for the second quarter for a total amount paid in the three months ended June 30, 2016 of $356,386.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.2 million for each of the three months ended June 30, 2017 and 2016. Since the Trust did not have enough cash to pay its expenses in the second quarter of 2016, it borrowed $0.5 million from PCEC from April to June 2016.

Distributable Income — The total cash received by the Trust from PCEC through income from conveyed interests, net of PCEC operating and service and principal repayments, for the three months ended June 30, 2017 was $1.7 million. The Trust general and administrative expenses and cash reserves used for expenses were $0.2 million for the three-month period ended June 30, 2017, primarily consisting of Trustee fees and legal fees, resulting in distributable income of $1.5 million. The total cash received by the Trust from PCEC for the three months ended June 30, 2016 was $0. There was no cash transferred to the Trustee from distributable income for the months of April, May, and June 2016 as the PCEC operating and service fee combined with the settlement of the supplemental property tax bills exceeded income from the Conveyed Interests. Distributable income was also $0 for the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

For the six months ended June 30, 2017, income from Conveyed Interests received by the Trust amounted to $3.9 million compared with $0.5 million for the six months ended June 30, 2016.  The increase in income was primarily due to higher oil prices and lower production and other taxes partially offset by lower production and higher lease operating expenses and development expenses. The net profits income received by the Trust during the six months ended June 30, 2017 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2016 and January through April of 2017, and with the Royalty Interest Proceeds relating to production during these same months. The net profits received by the Trust during the six months ended June 30, 2016 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2015, and with the Royalty Interest Proceeds relating to production during the months of November and December 2015 and January, February, March, and April 2016. However, the Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the months of January, February, March, and April 2016, as operating expenses and capital expenditures exceeded revenues.

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

The following table displays PCEC’s underlying sales volumes and average realized prices for the Underlying Properties, representing the amounts included in the net profits calculation during the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
Developed Properties:
Underlying sales volmes (Boe) (a)	447,628	501,570
Average daily production (Boe/d)	2,473	2,756
Average price (per Boe)	$46.56	$29.12
Production cost (per Boe) (b)	$31.19	$31.45

Remaining Properties:
Underlying sales volmes (Boe) (c)	94,666	131,106
Average daily production (Boe/d)	523	720
Average price (per Boe)	$44.05	$25.82
Production cost (per Boe) (b)	$26.63	$32.54

(a)  Crude oil sales represented 98% and 96% of sales volumes from the Developed Properties for the six months ended June 30, 2017 and 2016, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for the six months ended June 30, 2017 and 2016, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the six months ended June 30, 2017 and 2016 was determined as shown in the following table:

	Six Months Ended
	June 30,
Thousands of dollars	2017	2016
Developed Properties—80% Net Profits Interest
Oil sales	$20,691	$14,355
Natural gas sales	151	251
Total revenues	20,842	14,606
Costs:
Direct operating expenses:
Lease operating expenses	13,038	12,447
Production and other taxes (1)	925	3,327
Development expenses	2,465	939
Total costs	16,428	16,713
Total income (loss)	4,414	(2,107)
Net Profits Interest	80%	80%
Income (loss) from 80% Net Profits Interest:	3,531	(1,686)
Property taxes related to PCEC (3)	45	302
Income from 80% Net Profits Interest	$3,576	$337
80% Net Profits Interest Deficit (2)	$—	$(1,721)

Remaining Properties—25% Net Profits Interest
Oil sales	$4,163	$3,377
Natural gas sales	7	8
Total revenues	4,170	3,385
7.5% ORRI	299	140
Costs:
Direct operating expenses:
Lease operating expenses	2,585	2,096
Production and other taxes (1)	(64)	2,170
Development expenses	740	847
Total costs	3,261	5,113
Total income (loss)	610	(1,868)
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest	153	(467)
Property taxes related to PCEC (5)	(14)	51
Income from 25% Net Profits Interest (4)	$139	$—
25% Net Profits Interest Deficit (4)	$—	$(416)

Total Trust Cash Flow
Income from 80% Net Profits Interest	$3,576	$337
7.5% ORRI	299	140
Total income	3,875	477
PCEC operating and services fee	(528)	(526)
Total cash received (paid)	3,347	(49)
Trust general and administrative expenses and cash withheld for expenses	(537)	(460)
Promissory note amount borrowed from PCEC	10	747
Promissory note amount repayment to PCEC	(1,142)	—
Promissory note interest amounts	(10)	(9)
Distributable Income	$1,668	$229

(1) Production and other taxes in the second quarter of 2016 include supplemental property tax bills from the Santa Barbara County Assessor’s Office related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental property tax bills total approximately $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties.

	Six Months Ended
	June 30,
	2017	2016
(2) 80% Net Profits Interest Accrued Deficit
Beginning balance	$—	$—
Current period	—	(1,721)
Ending balance	$—	$(1,721)

(3) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$45	$247
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	55
Total PCEC Property Tax Adjustment Not Related to the Trust	$45	$302

(4) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,075)	$(1,752)
Current period	139	(416)
Ending balance	$(1,936)	$(2,168)

(5) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$(11)	$40
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	(3)	11
Total PCEC Property Tax Adjustment Not Related to the Trust	$(14)	$51

Six Months Ended June 30, 2017 and 2016

Developed Properties — For the six months ended June 30, 2017, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $4.4 million. For the six months ended June 30, 2016, revenues were $2.1 million less than direct operating expenses and development expenses.  The $6.5 million period-over-period increase is attributable principally to higher oil prices and lower production and other taxes, partially offset by lower production and higher lease operating expenses and development costs in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Average realized prices increased by $17.44 per Boe, or 60%, and sales volumes decreased 54 MBoe, or 11%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area, increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation were $13.0 million for the six months ended June 30, 2017 compared to $12.4 million for the six months ended June 30, 2016. The overall increase period over period is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017. These increases were offset by decreased chemical costs in the Orcutt field due to price reductions. Production and other taxes were approximately $0.9 million for the six months ended June 30, 2017 compared to $3.3 million for the six months ended June 30, 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (see Note 6 to the accompanying financial statements). Total capital expenditures were approximately $2.5 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016.  The increase is primarily due to DOGGR-mandated injector upgrades in the Orcutt field and West Pico, abandonment costs in Sawtelle, and additional perforation projects in Orcutt Diatomite.

Remaining Properties — For the six months ended June 30, 2017, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $0.6 million. For the six months ended June 30, 2016, revenues were $1.9 million less than direct operating expenses and development expenses. The $2.5 million period-over-period increase is attributable principally to higher oil prices and lower production and other taxes, partially offset by lower production and higher lease operating expenses in the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Average realized prices increased by $18.23 per Boe, or 71%, and sales volumes decreased 36 MBoe, or 28%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits calculation were $2.6 million for the six months ended June 30, 2017 compared to $2.1 million for the six months ended June 30, 2016. The overall increase period over period is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017. Production and other taxes were approximately negative $0.1 million for the six months ended June 30, 2017 compared to $2.2 million for the six months ended June 30, 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (also see Note 6 to the accompanying financial statements). Capital expenditures were approximately $0.7 million for the six months ended June 30, 2017 compared to $0.8 million for the six months ended June 30, 2016. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.3 million and $0.1 million during the six months ended June 30, 2017 and 2016, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.9 million at June 30, 2017 compared to $2.2 million at June 30, 2016.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.5 million for operating and services fees for each of the six-month periods ended June 30, 2017 and 2016. The Trust paid the operating and services fee in full for each month in the first six months of 2017, and for the month of January 2016. The Trust did not have enough cash to pay the operating and services fee in full for the six months ended June 30, 2016 and entered into the Promissory Note with PCEC. The Trust borrowed funds under the Promissory Note to pay all Operating & Services fees due during the six months ended June 30, 2016.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.6 million for the six months ended June 30, 2017 compared to $0.5 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily due to the timing of payments related to auditing fees. Since the Trust did not have enough cash to pay its expenses, it borrowed $0.7 million from PCEC in the six months ended June 30, 2016.

Distributable Income — The total cash received by the Trust from PCEC through income from conveyed interests, net of PCEC operating and service and principal repayments, for the six months ended June 30, 2017 was $2.2 million. The Trust used cash received in January, February and March 2017 to repay the Promissory Note. The Trust general and administrative expenses less cash reserves used for Trust expenses were $0.5 million for the six-month period ended June 30, 2017, primarily consisting of Trustee, legal and accounting fees, resulting in distributable income of $1.7 million. The total cash received by the Trust from PCEC for the six months ended June 30, 2016 was $0.3 million, which represents the cash received for the month of January 2016. The Trust general and administrative expenses and cash withheld for expenses were $35,000 for the month of January 2016, primarily consisting of Trustee fees and legal fees, resulting in distributable income of $0.2 million for the six months ended June 30, 2016.  There was no cash transferred to the Trustee from distributable income for the months of February through June 2016 as the PCEC operating and service fee exceeded income from the Conveyed Interests.

Liquidity and Capital Resources

The Trust has no source of capital or liquidity other than cash, if any, it receives from the Conveyed Interests, borrowings from PCEC pursuant to PCEC’s loan commitment as described below or, if available, from other lenders, the $1.0 million letter of credit provided by PCEC as described below, and other immaterial sources (such as interest earned on any amounts reserved by the Trustee).  Other than Trust administrative expenses, including payment of the PCEC operating and services fee, payment of any Trust liabilities and the funding of any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month.  Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2016 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2017.

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

During the quarter ended June 30, 2017, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

On December 8, 2015, the parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement.  The Court set a hearing for February 28, 2018 regarding compliance with the approved settlement in the amount of $7.6 million. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

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

Date: July 28, 2017

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