Form 10-Q
period 2017-09-30
Pacific Coast Oil Trust
filed 2017-10-30
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒ As of October 30, 2017, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$59	$16
Investment in conveyed interests, net of amortization	218,999	227,660
Total assets	$219,058	$227,676

LIABILITIES AND TRUST CORPUS
Note payable to PCEC (Note 4)	—	1,132
Trust corpus (38,583,158 Trust units issued and outstanding)	219,058	226,544
Total Liabilities and Trust Corpus	$219,058	$227,676

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended		Nine Months Ended
Thousands of dollars, exept unit and per unit amounts	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income from conveyed interests	$1,999	$110	$5,874	$588
PCEC operating and services fee	(267)	(264)	(795)	(790)
General and adminstrative expenses	(143)	(76)	(695)	(578)
Cash receipt from borrowing (Note 4)	—	290	10	1,037
Repayments on borrowing (Note 4)	—	—	(1,142)	—
Promissory note interest expenses	—	(17)	(10)	(26)
Cash reserves used for Trust expenses	(58)	(43)	(43)	(2)
Distributable income	$1,531	$—	$3,199	$229

Distributable income per unit (38,583,158 units)	$0.03973	$—	$0.08291	$0.00593

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Trust corpus, beginning of period	$221,678	$227,528	$226,544	$229,090
Cash reserves used for Trust expenses	58	43	43	2
Borrowing used for Trust expenses (Note 4)	—	(290)	(10)	(1,037)
Repayments on borrowings (Note 4)	—	—	1,142	—
Distributable income	1,531	—	3,199	229
Distributions to unitholders	(1,531)	—	(3,199)	(229)
Amortization of conveyed interests	(2,678)	(184)	(8,661)	(958)
Trust corpus, end of period	$219,058	$227,097	$219,058	$227,097

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

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2017 and for the three months and nine months ended September 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).

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

The following table illustrates information regarding the Trust’s distributions paid during the nine months ended September 30, 2017 and 2016.

Nine Months Ended September 30, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	n/a	$—
January 31, 2017	February 15, 2017	n/a	$—
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487
March 28, 2017	April 7, 2017	April 14, 2017	$0.02617
April 26, 2017	May 8, 2017	May 18, 2017	$0.00542
May 24, 2017	June 5, 2017	June 15, 2017	$0.00673
June 30, 2017	July 10, 2017	July 20, 2017	$0.02776
July 28, 2017	August 7, 2017	August 17, 2017	$0.00266
August 25, 2017	September 5, 2017	September 15, 2017	$0.00931

Nine Months Ended September 30, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	n/a	$—
February 25, 2016	March 7, 2016	n/a	$—
March 24, 2016	April 5, 2016	n/a	$—
April 25, 2016	May 5, 2016	n/a	$—
May 24, 2016	June 3, 2016	n/a	$—
June 27, 2016	July 7, 2016	n/a	$—
July 25, 2016	August 5, 2016	n/a	$—
August 25, 2016	September 7, 2016	n/a	$—

Note 3.         Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During the three-month and nine-month periods ended September 30, 2017, the Trust paid $50,000 and $150,000, respectively, to the Trustee. During the three-month and nine-month periods ended September 30, 2017, the Trust paid $0 and $2,000, respectively, to the Delaware Trustee. During the three-month and nine-month periods ended September 30, 2016, the Trust paid $50,000 and $150,000, respectively, to the Trustee. During the three-month and nine-month periods ended September 30, 2016, the Trust paid $0 and $2,000, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee which is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $87,330 during the first quarter of 2016 and was $87,834 through the end of the first quarter of 2017. As of April 1, 2017, the monthly operating and services fee changed to $88,942. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the three-month and nine-month periods ended September 30, 2017, PCEC charged the Trust $266,827 and $794,940, respectively, for the operating and services fee. During the three-month and nine-month periods ended September 30, 2016, PCEC charged the Trust $263,502 and $789,987, respectively, for the operating and services fee. The Trust paid the operating and services fee in full for each month during the first nine months of 2017. The Trust paid the operating and services fee in full for the month of January 2016. However, because the Trust did not have sufficient cash to pay the operating and services fee in full for the months of February 2016 and March 2016, the Trust made partial payments of $55,977 for February and $26,392 for March. For the months of April, May, June, July, August and September 2016, it was necessary for the Trust to execute a promissory note and borrow funds from PCEC (as discussed in Note 4 below) to make payments of $87,730, $87,730, $87,834, $87,834, $87,834 and $87,834, respectively. All operating and services fees were completely paid through September 30, 2016 as a part of the borrowings under the Promissory Note (as discussed in Note 4 below).

Note 4.         Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “Promissory Note”) and borrowed $232,000 to pay general and administrative expenses, as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the initial terms of the Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016 to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until maturity (March 31, 2018). Subsequent borrowings and repayments, including interest thereon, added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016 of $1,132,450 owed to PCEC. The Trust repaid the entire amount of the Promissory Note in the first quarter of 2017, and no amount remains outstanding as of September 30, 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month and nine-month periods ended September 30, 2017, the Trust incurred interest totaling $0 and $10,141, respectively, which was included in the borrowings under the Promissory Note. For the three-month and nine-month periods ended September 30, 2016, the Trust incurred interest totaling $17,495 and $26,717, respectively.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn on the letter of credit, or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of September 30, 2017, the letter of credit remains unused.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  The Court set a hearing for February 28, 2018 regarding compliance with the approved settlement. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

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

Note 6.   Property Tax Settlement

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total $2,121,621 for the Developed Properties and $1,280,275 for the Remaining Properties and were chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative Net Profits Interest deficits of the Developed Properties and the Remaining Properties by $1,394,937 and $245,394, respectively, in the second quarter of 2016. As of the October 2016 production month calculation, the Developed Properties cumulative Net Profits Interest deficit had been reduced to zero.

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

The Trust is exposed to fluctuation in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a substantially lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, from February 2016 through January 2017, primarily because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third party operators can economically produce.  Pursuant to the Trust Agreement, no distributions are permitted to be made to Trust unitholders until amounts borrowed by the Trust under the Promissory Note described in Note 4 to the financial statements, including interest thereon, or otherwise borrowed, have been paid in full.

Commodity Prices

In the third quarter of 2017, the Brent crude oil spot price averaged $52.10 per Bbl, compared with $45.80 per Bbl in the third quarter of 2016. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the third quarter of 2017, approximately 98% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the third quarter of 2017, the Henry Hub price averaged $2.94 per MMBtu, compared with $2.88 per MMBtu in the third quarter of 2016.

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells all of the Conveyed Interests and any assets constituting the Trust estate, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive calendar years (the “Revenue Termination Provision”), (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved. The cumulative proceeds received by the Trust attributable to the Conveyed Interests from production months November 2016 through July 2017 (related to Trust fiscal months January through September 2017) was $5.9 million. Therefore, because the Trust has received more than $2 million of proceeds attributable to the Conveyed Interests in 2017, the Trust will not be at risk of termination at the end of 2017 as a result of the Revenue Termination Provision.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017, income from Conveyed Interests received by the Trust amounted to $2.0 million compared with $0.1 million for the three months ended September 30, 2016.  The increase in income was primarily due to higher oil prices, lower production and other taxes and lower development expenses, partially offset by lower production volumes and higher lease operating expenses. The net profits income received by the Trust during the three months ended September 30, 2017 was associated with net profits for oil and natural gas production from the Developed Properties during the months of May, June and July 2017, and with the Royalty Interest Proceeds relating to production during those same months. The net profits income received by the Trust during the three months ended September 30, 2016 was associated with the Royalty Interest Proceeds relating to production during the months of May, June and July 2016. However, the Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the months of May, June and July 2016, as operating expenses and capital expenditures exceeded revenues.

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

The following table displays PCEC’s underlying sales volumes and average realized prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,
	2017	2016
Developed Properties:
Underlying sales volmes (Boe) (a)	222,673	241,022
Average daily production (Boe/d)	2,420	2,620
Average price (per Boe)	$43.49	$39.70
Production cost (per Boe) (b)	$31.94	$28.66

Remaining Properties:
Underlying sales volmes (Boe) (c)	47,139	45,396
Average daily production (Boe/d)	512	493
Average price (per Boe)	$41.21	$39.28
Production cost (per Boe) (b)	$28.02	$28.44

(a)  Crude oil sales represented 98% and 99% of sales volumes from the Developed Properties for the three months ended September 30, 2017 and 2016, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for the three months ended September 30, 2017 and 2016, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended September 30, 2017 and 2016 was determined as shown in the following table:

	Three Months Ended
	September 30,
Thousands of dollars	2017	2016
Developed Properties—80% Net Profits Interest
Oil sales	$9,598	$9,455
Natural gas sales	86	114
Total revenues	9,684	9,569
Costs:
Direct operating expenses:
Lease operating expenses	6,655	6,068
Production and other taxes	457	840
Development expenses	232	508
Total costs	7,344	7,416
Total income	2,340	2,153
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	1,872	1,723
First six months 2016 80% Net Profits Interest Deficit (1)	—	(1,721)
Income from 80% Net Profits Interest	$1,872	$2

Remaining Properties—25% Net Profits Interest
Oil sales	$1,939	$1,783
Natural gas sales	3	—
Total revenues	1,942	1,783
7.5% ORRI	127	108
Costs:
Direct operating expenses:
Lease operating expenses	1,210	986
Production and other taxes	111	305
Development expenses	46	414
Total costs	1,367	1,705
Total income (loss)	448	(30)
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (2)	$112	$—
25% Net Profits Interest Deficict (2)	$—	$(8)

Total Trust Cash Flow
Income from 80% Net Profits Interest	$1,872	$2
7.5% ORRI	127	108
Total income	1,999	110
PCEC operating and services fee	(267)	(264)
Total cash received (paid)	1,732	(154)
Trust general and administrative expenses and cash withheld for expenses	(201)	(120)
Promissory note amount borrowed from PCEC	—	291
Promissory note interest amounts	—	(17)
Distributable Income	$1,531	$—

	Three Months Ended
	September 30,
	2017	2016
(1) 80% Net Profits Interest Accrued Deficit
Beginning balance	$—	$(1,721)
Current period	—	1,721
Ending balance	$—	$—

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,936)	$(2,168)
Current period	112	(8)
Ending balance	$(1,824)	$(2,176)

Three Months Ended September 30, 2017 and 2016

Developed Properties — For the three months ended September 30, 2017, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $2.3 million. For the three months ended September 30, 2016, revenues were $2.2 million more than direct operating expenses and development expenses.  The $0.1 million period-over-period increase is attributable principally to higher oil prices, lower production and other taxes and lower development expenses, partially offset by lower production and higher lease operating expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Average realized prices increased by $3.79 per Boe, or 10%, and sales volumes decreased 18 MBoe, or 8%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area, increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation were $6.7 million for the three months ended September 30, 2017 compared to $6.1 million for the three months ended September 30, 2016. The overall increase period over period is mainly related to the non-operated properties. Total production and other taxes included in the net profits calculation during the quarter were $0.5 million for the three months ended September 30, 2017 compared to $0.8 million for the three months ended September 30, 2016. Ad valorem taxes decreased in 2017 due to decreased assessed values on the county property tax rolls associated with lower commodity prices. Total capital expenditures were approximately $0.2 million for the three months ended September 30, 2017 compared to $0.5 million for the three months ended September 30, 2016.

Remaining Properties — For the three months ended September 30, 2017, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $0.4 million. For the three months ended September 30, 2016, revenues were  approximately equivalent to direct operating expenses and development expenses. The approximately $0.5 million period-over-period increase is attributable principally to higher oil prices, lower production and other taxes and lower development expenses, partially offset by higher lease operating expenses in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Average realized prices increased by $1.93 per Boe, or 5%, and sales volumes increased 2 MBoe, or 4%. Total lease operating expenses included in the net profits calculation during the quarter were $1.2 million for the three months ended September 30, 2017 compared to $1.0 million for the three months ended September 30, 2016. Total production and other taxes included in the net profits calculation were $0.1 million for the three months ended September 30, 2017 compared to $0.3 million for the three months ended September 30, 2016. Ad valorem taxes decreased in 2017 due to decreased assessed values on the county property tax rolls associated with lower commodity prices. Capital expenditures were less than $0.1 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended September 30, 2016. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.1 million during the three months ended September 30, 2017 and 2016, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.8 million at September 30, 2017 compared to $2.2 million at September 30, 2016.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended September 30, 2017 and 2016. The Trust paid the operating and services fee with respect to the 2017 period in full in the third quarter of 2017. The Trust did not have enough cash to pay its expenses with respect to the 2016 period and entered into the Promissory Note with PCEC (see Note 4 to the accompanying financial statements). The Trust borrowed funds under the Promissory Note to pay all operating and services fees due during the three months ended September 30, 2016.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.1 million for each of the three-month periods ended September 30, 2017 and 2016, respectively. Since the Trust did not have enough cash to pay its expenses in the third quarter of 2016, it borrowed $0.3 million from PCEC from June 30, 2016 to September 30, 2016.

Distributable Income — The total cash received by the Trust from PCEC through income from conveyed interests, net of PCEC operating and service fees and principal repayments, for the three months ended September 30, 2017 was $1.7 million. The Trust general and administrative expenses and cash reserves used for expenses were $0.2 million for the three-month period ended September 30, 2017, primarily consisting of Trustee, audit and legal fees, resulting in distributable income of $1.5 million. The total cash received by the Trust from PCEC for the three months ended September 30, 2016 was $0. There was no cash transferred to the Trustee from distributable income for the months of July, August, and September 2016 as income from the Conveyed Interests was not sufficient to recoup the cumulative deficit generated during the first six months of 2016 and repay the borrowings under the Promissory Note. Distributable income was also $0 for the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, income from Conveyed Interests received by the Trust amounted to $5.9 million compared with $0.6 million for the nine months ended September 30, 2016.  The increase in income was primarily due to higher oil prices and lower production and other taxes, partially offset by lower production volumes and higher lease operating expenses and development expenses. The net profits income received by the Trust during the nine months ended September 30, 2017 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2016 and January through July 2017, and with the Royalty Interest Proceeds relating to production during these same months. The net profits received by the Trust during the nine months ended September 30, 2016 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2015, and with the Royalty Interest Proceeds relating to production during the months of November and December 2015 and January through July 2016. The Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the months of January through July 2016, as operating expenses and capital expenditures exceeded revenues.

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

The following table displays PCEC’s underlying sales volumes and average realized prices for the Underlying Properties, representing the amounts included in the net profits calculation during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
Developed Properties:
Underlying sales volmes (Boe) (a)	670,302	742,591
Average daily production (Boe/d)	2,455	2,710
Average price (per Boe)	$45.54	$32.55
Production cost (per Boe) (b)	$31.44	$30.54

Remaining Properties:
Underlying sales volmes (Boe) (c)	141,805	176,502
Average daily production (Boe/d)	519	644
Average price (per Boe)	$43.11	$29.28
Production cost (per Boe) (b)	$27.09	$31.48

(a)  Crude oil sales represented 98% and 96% of sales volumes from the Developed Properties for the nine months ended September 30, 2017 and 2016, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for the nine months ended September 30, 2017 and 2016, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the nine months ended September 30, 2017 and 2016 was determined as shown in the following table:

	Nine Months Ended
	September 30,
Thousands of dollars	2017	2016
Developed Properties—80% Net Profits Interest
Oil sales	$30,289	$23,810
Natural gas sales	237	365
Total revenues	30,526	24,175
Costs:
Direct operating expenses:
Lease operating expenses	19,693	18,515
Production and other taxes (1)	1,382	4,167
Development expenses	2,697	1,447
Total costs	23,772	24,129
Total income	6,754	46
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	5,403	37
Property taxes related to PCEC (2)	45	303
Income from 80% Net Profits Interest	$5,448	$340

Remaining Properties—25% Net Profits Interest
Oil sales	$6,102	$5,160
Natural gas sales	10	8
Total revenues	6,112	5,168
7.5% ORRI	426	248
Costs:
Direct operating expenses:
Lease operating expenses	3,795	3,082
Production and other taxes (1)	47	2,475
Development expenses	786	1,261
Total costs	4,628	6,818
Total income (loss)	1,058	(1,898)
Net Profits Interest	25%	25%
Income (loss) from 25% Net Profits Interest	265	(475)
Property taxes related to PCEC (4)	(14)	51
Income from 25% Net Profits Interest (3)	$251	$—
25% Net Profits Interest Deficit (3)	$—	$(424)

Total Trust Cash Flow
Income from 80% Net Profits Interest	$5,448	$340
7.5% ORRI	426	248
Total income	5,874	588
PCEC operating and services fee	(795)	(790)
Total cash received (paid)	5,079	(202)
Trust general and administrative expenses and cash withheld for expenses	(738)	(580)
Promissory note amount borrowed from PCEC	10	1,037
Promissory note amount repayment to PCEC	(1,142)	—
Promissory note interest amounts	(10)	(26)
Distributable Income	$3,199	$229

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

	Nine Months Ended
	September 30,
	2017	2016
(2) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$45	$247
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	56
Total PCEC Property Tax Adjustment Not Related to the Trust	$45	$303

(3) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,075)	$(1,752)
Current period	251	(424)
Ending balance	$(1,824)	$(2,176)

(4) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$(11)	$40
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	(3)	11
Total PCEC Property Tax Adjustment Not Related to the Trust	$(14)	$51

Nine Months Ended September 30, 2017 and 2016

Developed Properties — For the nine months ended September 30, 2017, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $6.8 million. For the nine months ended September 30, 2016, revenues were approximately equivalent to direct operating expenses and development expenses.  The approximately $6.7 million period-over-period increase is attributable principally to higher oil prices and lower production and other taxes, partially offset by lower production and higher lease operating expenses and development costs in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Average realized prices increased by $12.99 per Boe, or 40%, and sales volumes decreased 72 MBoe, or 10%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area, increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation were $19.7 million for the nine months ended September 30, 2017 compared to $18.5 million for the nine months ended September 30, 2016. The overall increase period over period is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017 and also increases related to the non-operated properties. These increases were offset by decreased chemical costs in the Orcutt field due to price reductions. Production and other taxes were approximately $1.4 million for the nine months ended September 30, 2017 compared to $4.2 million for the nine months ended September 30, 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (see Note 6 to the accompanying financial statements). Total capital expenditures were approximately $2.7 million for the nine months ended September 30, 2017 compared to $1.4 million for the nine months ended September 30, 2016.  The increase is primarily due to DOGGR-mandated injector upgrades in the Orcutt field and West Pico, increased costs in the non-operated properties, and additional perforation projects in Orcutt Diatomite.

Remaining Properties — For the nine months ended September 30, 2017, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $1.1 million. For the nine months ended September 30, 2016, revenues were $1.9 million less than direct operating expenses and development expenses. The $3.0 million period-over-period increase is attributable principally to higher oil prices and lower production and other taxes, partially offset by lower production and higher lease operating expenses in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Average realized prices increased by $13.83 per Boe, or 47%, and sales volumes decreased 35 MBoe, or 20%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits calculation were $3.8 million for the nine months ended September 30, 2017 compared to $3.1 million for the nine months ended September 30, 2016. The overall increase period over period is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017 and also increases related to the non-operated properties. Production and other taxes were less than $0.1 million for the nine months ended September 30, 2017 compared to $2.5 million for the nine months ended September 30, 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (see Note 6 to the accompanying financial statements). Capital expenditures were approximately $0.8 million for the nine months ended September 30, 2017 compared to $1.3 million for the nine months ended September 30, 2016. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.4 million and $0.2 million during the nine months ended September 30, 2017 and 2016, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.8 million at September 30, 2017 compared to $2.2 million at September 30, 2016.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.8 million for operating and services fees for each of the nine-month periods ended September 30, 2017 and 2016. The Trust paid the operating and services fee in full for each month in the first nine months of 2017, and for the month of January 2016. The Trust did not have enough cash to pay its expenses with respect to the 2016 period and entered into the Promissory Note with PCEC (see Note 4 to the accompanying financial statements) . The Trust borrowed funds under the Promissory Note to pay all operating and services fees due during the nine months ended September 30, 2016.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.7 million for the nine months ended September 30, 2017 compared to $0.6 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily due to the timing of payments related to auditing fees. Since the Trust did not have enough cash to pay its expenses with respect to the 2016 period, it borrowed $1.0 million from PCEC in the nine months ended September 30, 2016.

Distributable Income — The total cash received by the Trust from PCEC through income from conveyed interests, net of PCEC operating and service fees and principal repayments, for the nine months ended September 30, 2017 was $3.9 million. The Trust used cash received in January, February and March 2017 to repay the Promissory Note. The Trust general and administrative expenses less cash reserves used for Trust expenses were $0.7 million for the nine-month period ended September 30, 2017, primarily consisting of Trustee, legal and accounting fees, resulting in distributable income of $3.2 million. The total cash received by the Trust from PCEC for the nine months ended September 30, 2016 was $0.3 million, which represents the cash received for the month of January 2016. The Trust general and administrative expenses and cash withheld for expenses were $35,000 for the month of January 2016, primarily consisting of Trustee fees and legal fees, resulting in distributable income of $0.2 million for the nine months ended September 30, 2016.  There was no cash transferred to the Trustee from distributable income for the months of February through September 2016 as the PCEC operating and service fee exceeded income from the Conveyed Interests.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2016 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2017.

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

During the quarter ended September 30, 2017, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement.  The Court set a hearing for February 28, 2018 regarding compliance with the approved settlement in the amount of $7.6 million. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

Item 1A.             Risk Factors.

There have been no material changes to the Risk Factors disclosed in “Part I—Item 1A.—Risk Factors” of our 2016 Annual Report.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1 *	Certificate of Trust of Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on January 6, 2012 (Registration No. 333-178928)).

3.2 *

Amended and Restated Trust Agreement of Pacific Coast Oil Trust, dated May 8, 2012, among Pacific Coast Energy Company LP, Wilmington Trust, National Association, as Delaware trustee of Pacific Coast Oil Trust, and The Bank of New York Mellon Trust Company, N.A., as trustee of Pacific Coast Oil Trust (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on May 8, 2012 (File No. 1-35532)).

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

Date: October 30, 2017

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