Form 10-K
period 2017-12-31
Pacific Coast Oil Trust
filed 2018-03-09
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001-35532

PACIFIC COAST OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-6216242 (I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, 16th Floor Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (512) 236-6555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust held by non-affiliates of the registrant at the closing price on June 30, 2017 of $1.62 was approximately $62,504,716.

As of March 9, 2018, 38,583,158 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

References to the “Trust” in this document refer to Pacific Coast Oil Trust, while references to “PCEC” in this document refer to Pacific Coast Energy Company LP, a privately held Delaware partnership.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of PCEC and any statements regarding future matters regarding the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and PCEC and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. As of December 31, 2017, the Trust had cash reserves of $88,384 for future Trust expenses. The Trust calculates net profits and royalties from the Underlying Properties separately for each of the Developed Properties and the Remaining Properties. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other.

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

PCEC provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, PCEC may loan funds to the Trust necessary to pay such expenses, and PCEC has agreed to do so under certain circumstances and did so during 2016 and early 2017. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid in full. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms-length transaction between PCEC and an unaffiliated third party.  In February 2016, the Trust borrowed $232,000 from PCEC as Trust expenses exceeded income from the Conveyed Interests for the month of February and March 2016.  Subsequent borrowings, including interest thereon, and repayments added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC, which was fully repaid in March 2017 with the proceeds received by the Trust. If the Trust draws on the letter of credit or PCEC loans additional funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid.

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

During the year ended December 31, 2017, PCEC sold the oil produced from the Underlying Properties to third-party oil purchasers. Oil production from the Underlying Properties is typically transported by pipeline from the field to a gathering facility or refinery. PCEC sells the majority of the oil production from the Underlying Properties under contracts using market-sensitive pricing. The price received by PCEC for the crude oil production from the Underlying Properties is based upon published industry standard market-sensitive regional price postings, adjusted based upon delivery location and actual quality of the crude produced. In 2017 and 2016, Phillips 66 accounted for 95% and 94%, respectively, of PCEC’s net sales. All natural gas produced by PCEC at Orcutt Hill is consumed in the lifting and production of the Diatomite and Conventional Orcutt crude; all other natural gas produced is marketed and sold to third-party purchasers, based upon published standard industry market-sensitive regional price postings for the natural gas.

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust assets and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 38,583,158 Trust Units outstanding as of December 31, 2017.

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

Pursuant to the operating and services agreement, PCEC has agreed to provide to the Trust such services as are necessary for the Trust and the Trustee to comply with the Trust Agreement and Article IV of the Conveyance, and such other operating and administrative services of similar character and scope to the foregoing that the Trustee may reasonably request that PCEC provide, including accounting, bookkeeping and informational services and other services as may be necessary for the preparation of reports the Trust is or may be required to prepare and/or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements, including reserve reports and tax returns (collectively, the “Administrative Services”).

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

Proceeds from the sale of oil, natural gas liquids and natural gas production from the Remaining Properties located on PCEC’s Orcutt properties in any calendar month means the amount calculated based on actual sales volumes from such properties, in each case after deducting the Trust’s proportionate share of:

•                  any taxes levied on the severance or production of the oil, natural gas liquids and natural gas produced from such properties and any property taxes attributable to the oil, natural gas liquids and natural gas produced from such properties; and

•                  post-production costs, which generally consists of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas liquids and natural gas produced, as applicable (excluding costs for marketing services provided by PCEC).

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

The Trustee assumes that some Trust Units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, 16th Floor, Houston, Texas 77002, telephone number 1-512-236-6555, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information and U.S. Federal Income Tax Rates

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2017 federal and state income tax returns. This tax information booklet can be obtained at www.pacificcoastoiltrust.com.

The highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6% for taxable years beginning prior to January 1, 2017 and 37% for taxable years beginning after December 31, 2017, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 35% for taxable years beginning prior to January 1, 2019 and 21% for taxable years beginning after December 31, 2017, and such rate applies to both ordinary income and capital gains.

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

California State Tax Matters

At the time of the formation of the Trust, PCEC on behalf of the Trust obtained a two-year waiver from the State of California of the requirement to withhold 7% of the amounts paid to the Trust that are attributable to the Conveyed Interests held by unitholders not qualifying for an exemption from withholding. PCEC on behalf of the Trust will use its commercially reasonable efforts to maintain such waiver, including by seeking a renewal of such waiver prior to its expiration under California law. The Trust has received a renewal of the waiver for the years 2018 and 2019. The Trust may not be able to obtain such a waiver in the future, in which case PCEC on behalf of the Trust would be required to withhold such amounts beginning with the distribution expected to be paid in January 2020.

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

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of PCEC’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry may increase the cost of doing business in the industry and may consequently affect profitability. PCEC believes that it is in material compliance with all existing environmental laws and regulations applicable to its current operations. However, the recent trend in environmental law and regulation has been to place more restrictions and limitations on activities that may affect the environment. Since taking office, the Administration of President Trump has taken steps aimed at reducing regulatory burdens and costs for the oil and gas industry, at least at the federal level; nevertheless, changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on PCEC’s development expenses, results of operations and financial position. Moreover, accidental releases or spills may occur in the course of PCEC’s operations, and there can be no assurance that PCEC will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products in the environment. PCEC’s inability to obtain future discretionary permits could limit the future performance of the Conveyed Interests.

The following is a summary of certain existing environmental, health and safety laws and regulations, each as amended from time to time, to which PCEC’s business operations are subject.

Hazardous substances and waste handling.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose liability without regard to fault or the legality of conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the current or past owner or operator of the site where the release occurred, and entities that transport, dispose of, or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA has delegated authority to the individual states to administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In accordance with a December 2016 settlement agreement, EPA has agreed to decide by March 2019 whether to revise the EPA’s current determination exempting oil and gas wastes from regulation as hazardous wastes under RCRA. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. PCEC may, from time to time generate hazardous waste that is subject to RCRA.  Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

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

Water discharges.  The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In September 2015, new EPA and U.S. Army Corps of Engineers rules defining the scope of the “waters of the United States,” and EPA’s and the Corps’ jurisdiction, became effective.  The rule has been challenged in court on the grounds that it unlawfully expands the reach of the Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge.  In February 2017, President Trump signed an Executive Order announcing that the Administration would review the “waters of the United States” rule.  The EPA and the Department of the Army proposed to rescind the rule in July 2017.  The fate of the September 2015 “waters of the United States” rule is uncertain; however, to the extent the rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

In addition, in July 2014, the EPA sent a letter to the California Environmental Protection Agency and California Natural Resources Agency describing “serious deficiencies” in the state’s UIC Program and setting forth comprehensive requirements and deadlines for bringing the program into compliance with federal regulations by February 2017. In its letter, the EPA mandated an in-depth review of all existing Class II wells in California that may be injecting into non-exempt aquifers as well as a review of the state’s aquifer exemption process. In addition, the EPA directed the state to prohibit new and existing injections into aquifers that have not been approved as exempt by the EPA by February 15, 2017. The state responded by promising to comply with the EPA’s directives through a combination of rulemaking and administrative orders. The California Department of Conservation, Division of Oil of Oil, Gas, and Geothermal Resources (“DOGGR”) has worked with the EPA and the California State Water Board to develop a corrective action plan with specific deadlines for ending Class II injection into non-exempt aquifers. EPA’s enhanced oversight of the California Class II injection well program is ongoing.  The aquifers that PCEC injects into have all been tested and have over 10,000 milligrams per liter total dissolved solids, making the aquifers exempt and allowable for injection.  The data has been submitted and accepted by the DOGGR.

Air emissions. The federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”), for ozone from 75 to 70 parts per billion. A number of state and industry petitioners filed suit in the U.S. Court of Appeals for the District of Columbia Circuit, challenging the 2015 ozone NAAQS.  However, in April 2017, the EPA filed a motion to delay oral argument in the case, to allow the EPA time to reconsider the 2015 ozone standard.  On April 22, 2017, the court granted the EPA’s motion, which will delay oral argument and any decision in the case.  The outcome of EPA’s reconsideration of the 2015 ozone NAAQS, or the litigation challenging the standard, is unknown at this time. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

In addition, the EPA has adopted federal New Source Performance Standards (“NSPS”)  under the Clean Air Act that require the reduction of volatile organic compound emission from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, EPA adopted additional NSPS requirements for new oil and gas facilities that require control of the greenhouse gas (“GHG”) methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites.  EPA in 2017 announced that it would convene a proceeding to reconsider parts of the June 2016 rule, and has proposed to delay the implementation of the rule.  The ultimate fate of the new requirements established in the June 2016 oil and gas NSPS is unclear.  These laws and regulations may require PCEC to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions.

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

In December 2015, the EPA finalized rules that added new sources to the scope of greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in May 2016, the EPA issued rules that require operators to reduce methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. However, following the November 2016 presidential election, the Executive Branch has signaled a change in policy with respect to energy and climate change. This change in policy was demonstrated by the EPA Administrator’s March 2, 2017 withdrawal of the Information Collection Request (ICR) aimed at gathering information to help the EPA evaluate approaches for reducing methane emissions from existing sources in the oil and natural gas source category. EPA has also announced that it will convene a proceeding to reconsider the June 2016 oil and gas NSPS rule establishing methane control requirements for new oil and gas facilities and has proposed to delay the implementation of that rule while the reconsideration takes place. Although the ICR withdrawal and reconsideration evidences a change in policy from the EPA, it is difficult to anticipate at this time how the new Administration will impact existing laws and regulations, and how state governments or other stakeholders may react.

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

California has been one of the leading states in adopting greenhouse gas emission reduction requirements and has implemented a cap and trade program as well as mandates for renewable fuels sources. California’s cap and trade program requires PCEC to report greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. This includes the oil and natural gas extraction sector of which PCEC is a part. PCEC’s main sources of greenhouse gas emissions for its oil and gas operations are primarily attributable to emissions from internal combustion engines powering wells, emissions from drilling rigs and the steam generators that are used to produce steam for cyclic steaming. In June 2017, California passed AB 398, legislation extending the cap and trade program from its previous set termination of 2020 to 2030.  The program will continue largely unchanged, however, the new bill makes changes including: (i) a price ceiling and price containment points for the sale of allowances and (ii) limits on the use of offsets and  requirements for offsets that directly benefit California.  However, final details of the legislation have not yet been released. Under the prior California program, the cap declines annually from 2013 through 2020. The rate of the decline of the cap has not yet been released under AB 398. PCEC will be required to obtain authorizations for each metric ton of greenhouses emitted, either in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by California, but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time.  These regulations increase PCEC’s costs for those operations and adversely affect its operating results and the amount of net profits it pays to the Trust. PCEC is in compliance with California’s program.

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

Idle Wells.  In September 2016, California passed AB 2729 with a stated intended purpose to reduce the state’s inventory of idle wells and to ensure protection of public health and the environment. The bill is administered by DOGGR and beginning January 1, 2018, all operators must either: (i) Submit an idle well management plan (“IWMP”) for the management and elimination of all long-term idle wells or (ii) pay annual fees for each idle well by January 31 of each year.  Required elimination of idle wells is based on the number of idle wells an operator has.  For 2018, PCEC has submitted an IWMP to the DOGGR and plans to abandon, or return to production, its required amount of wells (2) in order to stay in compliance with the program.

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

•                  level and effect of trading in commodity futures markets, including by commodity price speculators; and

•                  acts of force majeure.

In 2017, Brent oil prices ranged from $43.98 per Bbl to $66.80 per Bbl. In 2016, Brent oil prices ranged from $26.01 per Bbl to $54.96 per Bbl. In 2017, Henry Hub natural gas prices ranged from $2.44 per MMBtu to $3.80 per MMBtu. In 2016, Henry Hub natural gas prices ranged from $1.49 per MMBtu to $3.80 per MMBtu. Profits to which the Trust is entitled are especially sensitive to oil prices, because oil is a high percentage of production from the Underlying Properties. In 2017, oil represented 98% of production from the Underlying Properties.  Lower average realized prices have affected the Trust’s cash distributions to unitholders.  For example, for the periods from February 2016 through February 2017, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests.

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

The Trust Units are a passive investment that entitle the Trust unitholder only to receive cash distributions from the Conveyed Interests and commodity derivative contracts. Trust unitholders have no voting rights with respect to PCEC and, therefore, have no managerial, contractual or other ability to influence PCEC’s activities or the operations of the Underlying Properties. PCEC operated approximately 99% of the average daily production from the Underlying Properties located at Orcutt and West Pico for the year ended December 31, 2017 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, PCEC may take actions that are in its own interest that may be different from the interests of the Trust.

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

The Trust indirectly bears an 80% share of all costs and expenses related to the production from the Developed Properties and a 25% share of all costs and expenses related to the production from the Remaining Properties. These costs and expenses include direct operating expenses and development expenses, which reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of a Net Profits Interest. Historical costs may not be indicative of future costs. For example, PCEC may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust is further reduced by the Trust’s general and administrative expenses and by the annual PCEC operating and services fee, which is currently $1.1 million, and is adjusted each April 1 based on changes in the Consumer Price Index.

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

For its fiscal year ended December 31, 2017, PCEC had $3.5 million of cash on its balance sheet and zero debt. PCEC has access to a credit facility with a maturity of December 31, 2019. If PCEC has borrowings on its credit facility at December 31, 2019, or otherwise has indebtedness or other liabilities or obligations and is unable to extend the maturity of its credit facility or access alternative capital sources, PCEC may file for bankruptcy. PCEC has open commodity derivative contracts with its credit facility lender and if PCEC’s credit facility is not extended, under the terms of the commodity derivative contract agreements, PCEC’s credit facility lender is able to force a liquidation of the commodity derivative contracts.

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

On May 15, 2016, Breitburn Energy Partners LP and affiliated debtors, including Breitburn Operating LP (collectively, “Breitburn”), filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  Breitburn is the operator for the East Coyote and Sawtelle properties and has continued to operate these properties during the pendency of the bankruptcy proceedings. As of the date of this Annual Report, Breitburn has not emerged from bankruptcy.

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

In 2017, Phillips 66 accounted for 95% of PCEC’s net sales. As a result, a decision by Phillips 66 to discontinue or reduce its purchases of PCEC’s production may adversely impact the cash distributions available to Trust unitholders.

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

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors, which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on PCEC’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  As of the date of this Annual Report, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when PCEC will submit such permits to Santa Barbara County. If submitted in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

The Orcutt Field also has experienced both seeps and surface expressions. Seeps of oil from a zone that is very near the surface and actually outcrops onto the surface have occurred in parts of the Orcutt Field over long periods of time pre-dating oil production and have occurred during periods of recent production. The seeps do not originate from the zone into which steam is being injected. Rather they originate from an overlying, near-surface zone. When seeps occur, they are contained and monitored.  If necessary, a simple canister is placed in the ground to contain any ongoing seepage. PCEC, in consultation with DOGGR, modified its injection practices in order to balance the amount of fluids injected and withdrawn into the Diatomite zone. Since this modification was made, the number of seeps has declined and four, three, zero and zero seep cans have been installed in 2015, 2016, 2017 and to date in 2018, respectively. The permitting of these seeps was part of the OHREP permitting process and was approved by the County. In the permit approval are conditions that, in order to comply, add additional expense including habitat restoration costs for habitat impacted in installation of seep cans, additional inspection and reporting costs and other costs that increase the expenses associated with operating the Orcutt Diatomite.  Surface expressions are situations where steam intended to be injected into the Diatomite oil-bearing zone instead leaks from the well and reaches the surface. In 2011, two wells in the field developed casing leaks that allowed steam to reach the surface and these wells remain out of service. In 2014, two different wells allowed steam to reach the surface, which resulted in the curtailment of steaming operations in several wells to allow the conduct of investigations, which remain ongoing under the supervision of DOGGR. DOGGR may impose additional operational restrictions or requirements, including requiring that wells be shut in, as a result of incidents involving surface expressions. PCEC is allowed to produce from the Diatomite zone at its Orcutt Newlove property pursuant to a Project Approval Letter (“PAL”). This PAL is subject to change or revocation by DOGGR at its sole discretion.

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

The Trust was not in compliance with the Minimum Price Requirement for a brief period beginning in late February 2016. On April 1, 2016, the NYSE notified the Trust that it had regained compliance after the closing price of the Trust’s units on March 31, 2016 and the average closing price of the Trust’s units for the 30 days of trading that ended on March 31, 2016 were both at least $1.00. As of the close of business on December 31, 2017, the Average Closing Price of the Trust Units was $1.94. Although the Trust Units have been trading at or above $2.00 per unit since the beginning of 2018, there is still a risk that the Average Closing Price will decline in the future and that the Trust Units could be delisted, in which case they may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of the Trust Units. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange.

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

Several jurisdictions in California, including Santa Barbara County, have proposed various forms of moratoria or bans on hydraulic fracturing and other hydrocarbon recovery techniques, including traditional waterflooding, acid treatments and cyclic steam injection. A local initiative in Santa Barbara County obtained sufficient signatures to be placed on the ballot in Santa Barbara County in November 2014 but did not receive enough votes to pass. If the initiative had passed, however, the proposed amendments would have directly or indirectly prohibited utilization of waterflooding, cyclic steam injection, acid use for stimulation or maintenance, water injection, and a variety of other recovery methods, on future well sites, and could have materially reduced or prohibited utilization of such recovery techniques from currently producing wells, within Santa Barbara County. The proposed amendments would have also prohibited the use of hydraulic fracturing in Santa Barbara County.

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

In March 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt Conventional and Orcutt Diatomite field locations for these periods. Amounts attributable to the period from April 1, 2012 through June 30, 2016 totaled $2.1 million for the Developed Properties and $1.3 million for the Remaining Properties and were charged in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative Net Profits Interest deficits of the Developed Properties and the Remaining Properties by $1.4 million and $0.2 million, respectively. Similar property tax adjustments could occur again, including for other properties and with respect to other time periods and could result in decreases to amounts payable to the Trust pursuant to the Net Profits Interests.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that PCEC produces while the physical effects of climate change could disrupt their production and cause it to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, EPA adopted federal New Source Performance Standards for new oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites in June 2016.  EPA in 2017 announced that it would convene a proceeding to reconsider parts of the June 2016 rule, and has proposed to delay the implementation of the rule.  The ultimate fate of the new methane control requirements established in the June 2016 oil and gas NSPS is unclear; however, these rules could result in increased compliance costs for PCEC.

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

California has been one of the leading states in adopting greenhouse gas emission reduction requirements and has implemented a cap and trade program as well as mandates for renewable fuels sources. California’s cap and trade program requires PCEC to report greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. PCEC’s main sources of greenhouse gas emissions for oil and gas operations are primarily attributable to emissions from internal combustion engines powering wells emissions from drilling rigs and the steam generators that are used to produce steam for cyclic steaming. In June 2017, California passed AB 398, legislation extending the cap and trade program from its previous set termination of 2020 to 2030.  The program will continue largely unchanged, however, the new bill makes changes including: (i) a price ceiling and price containment points for the sale of allowances and (ii) limits on the use of offsets and requirements for offsets that directly benefit California.  However, final details of the legislation have not yet been released. Under the prior California program, the cap declines annually from 2013 through 2020. The rate of the decline of the cap has not yet been released under AB 398.  PCEC will be required to obtain authorizations for each metric ton of greenhouse gases emitted, either in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by the state, but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. These regulations increase PCEC’s costs for those operations and adversely affect its operating results. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these greenhouse gas initiatives will impact PCEC and the Trust. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, PCEC cannot predict the financial impact of related developments on PCEC or the Trust.

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

If a unitholder sells Trust Units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust Units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture. Potential investors should consult with their tax advisors prior to acquiring Trust Units. Please see “ Federal Income Tax Matters” in  Item 1 “Business” in this Form 10-K for additional information.

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

At the time of the formation of the Trust, PCEC on behalf of the Trust obtained a two-year waiver from the State of California of the requirement to withhold 7% of the amounts paid to the Trust that are attributable to the Conveyed Interests held by unitholders not qualifying for an exemption from withholding. PCEC on behalf of the Trust will  use its commercially reasonable efforts to maintain such waiver, including by seeking a renewal of such waiver prior to its expiration under California law. The Trust has received a renewal of the waiver for the years 2018 and 2019. The Trust may not be able to obtain such a waiver in the future, in which case PCEC on behalf of the Trust would be required to withhold such amounts beginning with the distribution expected to be paid in January 2020.

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

As of December 31, 2017, the Underlying Properties had proved reserves of 17.3 MMBoe. As of December 31, 2017, approximately 90% of the volumes of the proved reserves associated with the Underlying Properties and 90% of the volumes of the proved reserves associated with the Trust were attributed to proved developed reserves. All of the Underlying Properties are held by production or owned in fee. For the year ended December 31, 2017, the average net sales (after royalties and other interests) were approximately 2,440 Boe/d from the Developed Properties and 513 Boe/d from the Remaining Properties.  In 2017, approximately 98% of production from the Developed Properties consisted of oil and 100% of the production from the Remaining Properties consisted of oil.

PCEC’s interests in the Underlying Properties require PCEC to bear its proportionate share of the costs of development and operation of such properties. The Underlying Properties are burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum and geological engineers, estimated crude oil, NGL and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2017. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third-party reserve reports is Randall Breitenbach, the Chief Executive Officer of PCEC. Mr. Breitenbach holds both a B.S and M.S. degree in Petroleum Engineering from Stanford University and an M.B.A. from Harvard Business School.  Mr. Breitenbach is the co-founder and has been Chief Executive Officer or Co-Chief Executive Officer of PCEC and its predecessors since 1988.  Mr. Breitenbach oversees the PCEC team that consults with NSAI during the reserve estimation process to review properties, assumptions and relevant data.

See Appendix A to this Annual Report for the estimates of proved reserves provided by NSAI. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. C. Ashley Smith and Mr. Shane M. Howell.  Mr. Smith, a Licensed Professional Engineer in the State of Texas (No. 100560), has been practicing consulting petroleum engineering at NSAI since 2006 and has over five years of prior industry experience.  He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering.   Mr. Howell, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276), has been practicing consulting petroleum geoscience at NSAI since 2005 and has over seven years of prior industry experience.  He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

The following table summarizes the estimated proved reserve quantities and discounted future net cash flows attributable to the Trust and Underlying Properties as of December 31, 2017:

	Trust Net Profits Interests				Underlying Properties
	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows ($ in thousands)	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows ($ in thousands)

Developed Properties
Developed	2,639.8	303.8	2,690.4	73,849.7	13,424.4	1,361.9	13,651.4	91,459.2
Undeveloped	226.7	—	226.7	4,953.0	779.5	—	779.5	5,794.9
Total Developed Properties	2,866.5	303.8	2,917.1	78,802.7	14,203.9	1,361.9	14,430.9	97,254.1

Remaining Properties
Developed	122.1	0.6	122.2	3,496.4	1,874.7	54.2	1,883.7	11,090.9
Undeveloped	86.9	—	86.9	2,395.8	937.2	—	937.2	9,224.7
Total Remaining Properties	208.9	0.6	209.1	5,892.2	2,811.9	54.2	2,820.9	20,315.6

Total Proved	3,075.5	304.4	3,126.2	84,694.8	17,015.8	1,416.1	17,251.8	117,569.8

(a) Estimated proved reserves of oil include condensate and natural gas liquids.

Proved undeveloped reserves increased to 313.6 MBoe at the end of 2017 compared to 0 MBoe at the end of 2016 primarily due to the incorporation of 17 Orcutt Diatomite redrill projects in the 2017 reserve estimates. The PAL for the underground injection control project was obtained from the DOGGR in February 2018 with plans to begin the drilling program in April 2018.

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the three years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ending December 31,
Thousands of dollars	2017	2016	2015
Beginning balance	$51,048	$109,189	$409,480
Net change in sales and transfer prices, net of production expense	46,731	(37,467)	(313,496)
Accretion of discount	5,105	10,919	40,948
Revision of previous estimates and other	(10,697)	(30,748)	(15,888)
Income from conveyed interests	(7,492)	(845)	(11,855)
Standardized measure	$84,695	$51,048	$109,189

The average adjusted production prices weighted by production over the remaining lives of the properties are $49.28 per Bbl of oil and $2.86 per Mcf of gas for net proved reserves attributable to the Trust.  The average adjusted production prices weighted by production over the remaining lives of the properties are $49.05 per Bbl of oil and $2.87 per Mcf of gas for net proved reserves attributable to the Underlying Properties.

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

Production and Price History

The production and price history for the Developed and Remaining Properties during 2017 was primarily associated with net profits for oil and natural gas production during the months of November and December 2016 and January through October 2017.  The production and price history for the Developed and Remaining Properties for the year ended December 31, 2016 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2015 and January through October 2016.  The production and price history for the Developed and Remaining Properties during 2015 was primarily associated with net profits for oil and natural gas production during the months of November and December 2014 and January through October 2015.

The following table summarizes our production and sales prices of oil and natural gas for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Developed Properties:
Underlying sales volumes (Boe) (a)	890,698	940,180	1,133,191
Average daily production (Boe/d)	2,440	2,569	3,105
Average price (per Boe)	$46.59	$34.24	$46.09
Production cost (per Boe) (b)	$32.04	$31.74	$31.22

Remaining Properties:
Underlying sales volumes (Boe) (a)	187,275	241,663	294,608
Average daily production (Boe/d)	513	660	807
Average price (per Boe)	$44.12	$33.50	$45.11
Production cost (per Boe) (b)	$28.31	$29.65	$20.00

(a)   Oil sales represented 98%, 98% and 96% of total sales volumes from the Developed Properties for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)   Oil sales represented 100% of total sales volumes from the Remaining Properties for each of the years ended December 31, 2017, 2016 and 2015.

Producing Acreage and Well Counts

All of the acreage composing the Underlying Properties is held by production. Although many of PCEC’s wells produce both oil and associated natural gas, all of PCEC’s wells are classified as oil wells because the majority of production is oil-based. The Underlying Properties are interests in properties located in the Santa Maria Basin and Los Angeles Basin. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2017:

	Total Acreage
	Gross	Net
Santa Maria Basin	4,130	3,342
Los Angeles Basin	2,107	1,028
Total	6,237	4,370

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2017:

	Oil
	Gross Wells (1)	Net Wells
Santa Maria Basin	200	195
Los Angeles Basin	101	61
Total	301	256

(1) Total wells include 236 wells operated by PCEC, 62 wells operated by BOLP and 3 wells operated by Sentinel Peak.

The following is a summary of the number of development wells drilled on the Underlying Properties during 2017, 2016 and 2015:

For the Year Ended December 31,
	2017		2016		2015
	Gross (1)	Net	Gross (1)	Net	Gross (1)	Net
Development Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total	—	—	—	—	—	—

(1) There were no wells in progress at December 31, 2017, 2016 or 2015.

Santa Maria Basin

The Santa Maria Basin consists primarily of oil reserves and prospects in multiple geologic horizons and is one of California’s largest producing oil regions. Conventional production from PCEC’s Orcutt properties is derived from the Monterey, Point Sal and SX Sand formations, which are characterized by long-lived reserves. In addition, the Diatomite and Careaga formations, located at depths less than 1,100 feet below the surface, provide access to unconventional oil reserves. The portion of the Underlying Properties located in the Orcutt oilfield consists of 4,130 gross (3,342 net) acres. The conventional formations may be referred to as “Orcutt Conventional” while the unconventional formations are referred to as “Orcutt Diatomite” or the “Diatomite Zone at Orcutt”.

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

Orcutt Conventional

The Orcutt oilfield was discovered in 1901. Initial production from the Orcutt oilfield came from the Monterey and Point Sal formations, which are located at depths between 2,000 and 4,000 feet below the surface. The Monterey formation in the Orcutt oilfield is a fractured dolomitic shale that is highly productive. The Point Sal formation is a shallow marine deposited turbidite sandstone that is also highly productive. Oil recovery from these formations is enhanced by waterflood injection. Beginning in 2005, the SX formation underlying PCEC’s Orcutt properties was developed. The SX formation is a silty sandstone at a depth of 1,300 feet below the surface. A waterflood was initiated for the SX formation in 2009 to maintain reservoir pressure. The producing wells are all artificially lifted with either conventional rod pump, progressive cavity pumps or electric submersible pumps. There are currently 125 Monterey, Point Sal and SX formation producing wells, and 60 waterflood injection wells on PCEC’s conventional Orcutt properties. PCEC has operated its Orcutt properties for over ten years. PCEC operates 100% of these assets and has an average working interest of approximately 96%.

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

The Diatomite formation in the Orcutt oilfield lies approximately 500 to 1,100 feet below the surface. PCEC began cyclic steam development in 2005 and was producing from about 75 active Diatomite wells using the process described above as of December 31, 2017. Current production is about 700 Boe per day. PCEC began a project expansion (Module 2) in 2011 to increase the total Diatomite project to 96 wells. Since 2011, Module 2 has been successful in key parameters including project cost, execution timing, and well performance.  Initial production from these wells averaged 25 Boe/d per well with an overall steam to oil ratio of 2.5 barrels of steam injected to produce one barrel of oil.

PCEC has targeted the Diatomite formation at depths greater than 400 feet below the surface for development, the area of which covers 750 acres within PCEC’s Orcutt properties. PCEC has developed approximately 50 acres to date and produced over 2,538 MBoe from the Diatomite oilfield. Please read “Risk Factors—Current regulations and recent regulatory changes in California have and may continue to negatively impact PCEC’s production in its Diatomite properties” in Item 1A of this Annual Report.

Careaga formation

Overlying the Diatomite formation in the Orcutt oilfield is the Careaga sandstone reservoir. The Careaga outcrops at the surface in some locations and extends to depths of 90 to 160 feet below the surface. This reservoir contains very heavy oil in the range of 9-10 degree API. PCEC collects the Careaga oil that flows to the surface in containers utilizing French drains. PCEC produces approximately 48 Bbls/d of the Careaga oil that is pumped from the cisterns and sold with the rest of its oil production.

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

West Pico

The West Pico Unit was developed from an urban drilling and production site which came on production in 1966. In 2000, PCEC undertook a modernization of its facility and installed a permanently enclosed, electric, soundproof drilling and workover rig that allows for uninterrupted drilling and workover operations despite its close proximity to residential neighborhoods. Production from the West Pico Unit comes from sandstone reservoirs ranging in depths between 4,000 and 7,000 feet below the surface. Oil recovery is enhanced by waterflood injection. The producing wells in the West Pico Unit are all artificially lifted with hydraulic rod pumps and electric submersible pumps. There are currently 36 producing wells and 4 waterflood injection wells in the West Pico Unit. PCEC has the right to drill up to 10 additional wells in the West Pico Unit.

West Pico also includes three wells held by the Stocker JV, a joint venture between PCEC and Sentinel Peak Resources California LLC (“Sentinel Peak”). The wells were previously owned and operated by Freeport McMoRan Oil & Gas, Inc., which sold and assigned the wells, including all contractual obligations under the joint venture, to Sentinel Peak in a transaction that closed in January 2017.  Sentinel Peak operates these three wells that were drilled from its facility to three lease line locations between Sentinel Peak’s and PCEC’s production units. These wells are equally owned by PCEC and Sentinel Peak, and PCEC receives the production attributable to its properties. PCEC has been informed that Sentinel Peak has sold its interests in the Stocker JV to E&B Natural Resources, however, as of the date of this filing this transaction has not closed.

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

East Coyote

The East Coyote oilfield was discovered in 1909. Production at PCEC’s East Coyote property comes from three sandstone formations ranging in depth from 2,000 to 6,000 feet below the surface. The producing wells are all artificially lifted with rod pumps and electric submersible pumps. There are currently 51 producing wells, and 19 waterflood injection wells in PCEC’s East Coyote property. PCEC’s non-operated interest in the East Coyote field is operated by BOLP.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidation action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  On February 28, 2018 the Court met regarding compliance with the approved settlement and determined that amounts of the settlement had not yet been distributed to class members.  As a result, the Judge set an additional hearing date of May 22, 2018 to allow time for the claims administrator to determine whether the remaining funds could be distributed to class members. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units are listed on the New York Stock Exchange (“NYSE”) under the symbol “ROYT.” The high and low sales prices per unit for each quarter of 2017 and 2016 for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods, were as follows:

	Price Range		Distributions
	High	Low	Paid
2017
Fourth Quarter (October 1 through December 31)	$2.00	$1.42	$0.02995
Third Quarter (July 1 through September 30)	$1.85	$1.36	$0.03973
Second Quarter (April 1 through June 30)	$2.23	$1.46	$0.03832
First Quarter (January 1 through March 31)	$2.04	$1.08	$0.00487

2016
Fourth Quarter (October 1 through December 31)	$1.95	$0.87	$0.00000
Third Quarter (July 1 through September 30)	$2.14	$1.47	$0.00000
Second Quarter (April 1 through June 30)	$2.21	$1.48	$0.00000
First Quarter (January 1 through March 31)	$1.67	$0.68	$0.00593

At December 31, 2017, there were 38,583,158 Trust Units outstanding. On March 5, 2018 the closing sales price of the Trust Units as reported by the NYSE was $2.32 per unit, and there were three unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders, based on information provided by PCEC. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date. The following tables illustrate information regarding the Trust’s distributions paid during the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	N/A	$0.00000
January 31, 2017	February 15, 2017	N/A	$0.00000
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487
March 28, 2017	April 7, 2017	April 14, 2017	$0.02617
April 26, 2017	May 8, 2017	May 18, 2017	$0.00542
May 24, 2017	June 5, 2017	June 15, 2017	$0.00673
June 30, 2017	July 10, 2017	July 20, 2017	$0.02776
July 28, 2017	August 7, 2017	August 17, 2017	$0.00266
August 25, 2017	September 5, 2017	September 15, 2017	$0.00931
September 28, 2017	October 9, 2017	October 19, 2017	$0.00117
October 31, 2017	November 10, 2017	November 27, 2017	$0.01264
November 30, 2017	December 11, 2017	December 26, 2017	$0.01614

Year Ended December 31, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	N/A	$0.00000
February 25, 2016	March 7, 2016	N/A	$0.00000
March 24, 2016	April 5, 2016	N/A	$0.00000
April 25, 2016	May 5, 2016	N/A	$0.00000
May 24, 2016	June 3, 2016	N/A	$0.00000
June 27, 2016	July 7, 2016	N/A	$0.00000
July 25, 2016	August 5, 2016	N/A	$0.00000
August 25, 2016	September 7, 2016	N/A	$0.00000
September 28, 2016	October 11, 2016	N/A	$0.00000
October 28, 2016	November 15, 2016	N/A	$0.00000
November 22, 2016	December 14, 2016	N/A	$0.00000

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Sales of Unregistered Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this Annual Report.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2017.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data for the Trust for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ending December 31,
Thousands of dollars, except per unit amounts	2017	2016	2015	2014	2013
Income from conveyed interests	$7,492	$845	$11,855	$55,997	$71,094
Distributable income	$4,355	$229	$10,009	$54,087	$69,356
Distributable income per unit	$0.11287	$0.00593	$0.25942	$1.40182	$1.79759
Trust corpus (38,583,158 units)	217,279	226,544	229,090	236,133	250,872

Item 7.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

The Trust is a statutory trust formed in January 2012 under the Delaware Statutory Trust Act pursuant to the Trust Agreement. The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A. (the “Trustee”). The Trust’s purpose is to hold the Conveyed Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Conveyed Interests, and to perform certain administrative functions in respect of the Conveyed Interests and the Trust Units. The Trust does not have any employees and does not conduct any operations or activities. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. Wilmington Trust, National Association, as the Delaware Trustee (the “Delaware Trustee”), has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust derives all or substantially all of its income and cash flow from the Conveyed Interests. The Trust is treated as a grantor trust for U.S. federal income tax purposes.

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

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties.  The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices.  As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders.  For example, from February 2016 through January 2017, primarily because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests.  Lower prices may also reduce the amount of oil and natural gas that PCEC and its third-party operators can economically produce.

Commodity Prices

In 2016, oil and natural gas prices exhibited significant volatility.  Brent oil price reached a low of $26.01 per Bbl on January 20, 2016, but rose thereafter and ended the year at its highest price of $54.96 per Bbl.  During 2017 Brent crude oil spot prices rose steadily to end the year at $66.73 and averaged $54.12, compared with $43.67 per Bbl in 2016.  Through the end of February 2018, the Brent crude oil spot price has averaged $67.31 per Bbl. Lower crude oil prices may not only decrease our distributable income, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greater in the U.S. In 2017, the Henry Hub price averaged approximately $2.98 per MMBtu compared with approximately $2.52 per MMBtu a year earlier. Through the end of February 2018, the natural gas spot price at Henry Hub has averaged approximately $3.32 per MMBtu.

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

2018 Capital Program Summary

PCEC has informed the Trustee that its 2018 capital program is expected to total approximately $9.9 million. This includes $7.7 million for capital projects which are expected to produce significant incremental cash flow and return on capital to the benefit of the Trust’s unit holders and $2.3 million for regulatory, safety and mandatory projects. Of the $7.7 million for rate-generating projects, $4.1 million is for nine Orcutt Diatomite redrills, $1.5 million for a gas-fired microturbine at West Pico, $0.8 million for eight Orcutt Conventional injection projects, $0.8 million for 11 Orcutt Diatomite additional perforations, $0.3 million for two Orcutt Conventional additional perforation projects and $0.2 million for non-operated rate generating projects. This total includes expected investments of approximately $6.5 million ($5.2 million net to the Trust’s interest) in the Developed Properties and approximately $3.4 million expected to be spent on the Remaining Properties ($0.8 million net to the Trust’s interest).

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells all of the Conveyed Interests and any assets constituting the Trust estate, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, is less than $2.0 million for each of any two consecutive calendar years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.

In April 2015, PCEC received a letter from the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) mandating the suspension of cyclic steaming operations in PODS 2 and 4 at Orcutt Diatomite, citing concern over surface expressions related to two wells occurring late in 2014 and the potential for landslides on the property. This resulted in the suspension of steaming to 22 wells and curtailed production by approximately 300 Bbls of oil per day. PCEC undertook significant testing and has installed monitoring equipment pursuant to direction from DOGGR.  In May 2016, following approximately 12 months of slope monitoring showing no significant ground movement, DOGGR granted permission to PCEC to resume cyclic steaming operations at POD 4.  In December 2016, two wells at POD 2 were also granted permission to resume cyclic steaming operations.  In May 2017, DOGGR conditionally approved PCEC’s request to resume cyclic steaming operations on five additional wells at POD 2. PCEC has since complied with the condition of approval and commenced cyclic steaming operations in early July 2017. Two wells at POD 2 will remain permanently shut in.

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016. PCEC has completed four such modifications in 2017, one so far in 2018 with three more planned during the remainder of the year.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors, which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on PCEC’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to the Remaining Properties, are uncertain.  As of the date of this Annual Report, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when PCEC will submit such permits to Santa Barbara County.  If submitted in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

Recent Developments

Due to a temporary shutdown downstream of the natural gas export pipeline from West Pico, West Pico has had to temporarily shut in select wells to limit the amount of associated gas produced from oil production. West Pico net production attributable to the Developed Properties prior to the shutdown was approximately 320 Boe/d (approximately 260 Boe/d net to the Trust). During the shutdown months, which began in December 2017 and are expected to last through early 2018, production is down by approximately 40%. Following the return to service of the natural gas export line, West Pico is expected to return production to levels similar to those prior to the shutdown months.

Results of Operations

For the years ended December 31, 2017, 2016 and 2015, income from Net Profits Interests received by the Trust amounted to $7.5 million, $0.8 million, and $11.9 million, respectively. The net profits income received by the Trust during 2017 was primarily associated with net profits for oil and natural gas production during the months of November and December 2016 and January through October 2017.  The net profits income received by the Trust during 2016 was primarily associated with net profits for oil and natural gas production during the months of November and December 2015 and January through October 2016. The net profits income received by the Trust for the year ended December 31, 2015 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2014 and January through October 2015.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Developed Properties:
Underlying sales volumes (Boe) (a)	890,698	940,180	1,133,191
Average daily production (Boe/d)	2,440	2,569	3,105
Average price (per Boe)	$46.59	$34.24	$46.09
Production cost (per Boe) (b)	$32.04	$31.74	$31.22

Remaining Properties:
Underlying sales volumes (Boe) (a)	187,275	241,663	294,608
Average daily production (Boe/d)	513	660	807
Average price (per Boe)	$44.12	$33.50	$45.11
Production cost (per Boe) (b)	$28.31	$29.65	$20.00

(a) Oil sales represented 98%, 98% and 96% of total sales volumes from the Developed Properties for the years ended December 31, 2017, 2016 and 2015, respectively.

(b) Oil sales represented 100% of total sales volumes from the Remaining Properties for each of the years ended December 31, 2017, 2016 and 2015.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the years ended December 31, 2017, 2016 and 2015 were determined as shown in the following table:

	Year Ended December 31,
	2017	2016	2015
Developed Properties—80% Net Profits Interest
Oil sales	$41,198	$31,860	$51,438
Natural gas sales	300	329	789
Total revenues	41,498	32,189	52,227
Costs:
Direct operating expenses:
Lease operating expenses	26,663	25,408	31,578
Production and other taxes (1)	1,877	4,435	3,798
Development expenses	4,364	2,195	3,133
Total costs	32,904	32,038	38,509
Total income	8,594	151	13,718
Net Profits Interest	80%	80%	80%
Income from 80% Net Profits Interest:	6,875	121	10,974
Property taxes related to PCEC (2)	45	302	—
Income from 80% Net Profits Interest	$6,920	$423	$10,974

Remaining Properties—25% Net Profits Interest
Oil sales	$8,250	$8,077	$13,268
Natural gas sales	13	19	23
Total revenues	8,263	8,096	13,291
7.5% ORRI	572	422	881
Costs:
Direct operating expenses:
Lease operating expenses	5,143	4,567	4,772
Production and other taxes (1)	158	2,597	1,119
Development expenses	978	1,997	4,799
Total costs	6,279	9,161	10,690
Total income (loss)	1,412	(1,487)	1,720
Net Profits Interest	25%	25%	25%
Income (loss) from 25% Net Profits Interest	353	(372)	430
Property taxes related to PCEC (4)	(14)	51	—
Income from 25% Net Profits Interest (3)	$339	$—	$430
25% Net Profits Interest Deficit (3)	$—	$(321)	$—

Total Trust Cash Flow
Income from 80% Net Profits Interest	$6,920	$423	$10,974
7.5% ORRI	572	422	881
Total income from conveyed interests	7,492	845	11,855
PCEC operating and services fee	(1,062)	(1,053)	(1,046)
Total cash received (paid)	6,430	(208)	10,809
Trust general and administrative expenses and cash withheld	(933)	(660)	(800)
Promissory note amount borrowed from PCEC	10	1,174	—
Promissory note amount repayment to PCEC	(1,142)	(42)	—
Promissory note interest amounts	(10)	(35)	—
Distributable Income	$4,355	$229	$10,009

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

	Year Ended December 31,
	2017	2016	2015
(2) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$45	$247	$—
Amount related to PCEC ownership from September 23, 2014 through June 9, 2014	—	55	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$45	$302	$—

(3) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(2,075)	$(1,754)	$(2,184)
Current period	339	(321)	430
Ending balance	$(1,736)	$(2,075)	$(1,754)

(4) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$(11)	$40	$—
Amount related to PCEC ownership from September 23, 2014 through June 9, 2014	(3)	11	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$(14)	$51	$—

Comparison of Net Profits and Royalty Income Received for the Years Ended December 31, 2017, 2016 and 2015

Developed Properties — Excess of revenues over direct operating expenses and development expenses was $8.6 million for the year ended December 31, 2017 compared to excess of revenues over direct operating expenses and development expenses of $0.2 million for the year ended December 31, 2016.  The approximately $8.4 million year-over-year increase is attributable principally to higher oil prices and lower production and other taxes, partially offset by lower production and higher lease operating expenses and development costs in 2017 compared to 2016. Average realized prices increased $12.35, or 36%, and sales volume decreased 49 MBoe, or 5%. The decrease in production year over year is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits increased in 2017 to $26.7 million from $25.4 million in 2016, or an increase of 5%, which was primarily attributable to higher operating expenses and workover expenditures at Orcutt Conventional, Orcutt Diatomite, and Sawtelle. The overall increase period over period is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017 and also costs associated with seep can mitigation regulations. Production and other taxes included in the net profits calculation were $1.9 million for 2017 compared to $4.4 million for 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (see Note 9 to the accompanying financial statements). Total development expenses included in the net profits calculation were $4.4 million for 2017 compared to $2.2 million for 2016.  The increase is primarily due to DOGGR-mandated injector upgrades in the Orcutt Conventional and West Pico, increased costs in the non-operated properties, and additional perforation projects in Orcutt Diatomite. Income from Net Profits Interest was $6.9 million for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016.

Excess of revenues over direct operating expenses and development expenses was $0.2 million for the year ended December 31, 2016 compared to excess of revenues over direct operating expenses and development expenses of $13.7 million for the year ended December 31, 2015.  Average realized prices decreased $11.85, or 26%, and sales volume decreased 193 MBoe, or 17%, both contributing to the substantial decrease in 2016 distributable income compared to 2015. Total development expenditures included in the net profits calculation in 2016 were $2.2 million compared to $3.1 million in 2015.  The decrease is primarily attributable to lower well work in the Orcutt Conventional, Orcutt Diatomite and West Pico properties. Total lease operating expenses included in the net profits decreased in 2016 to $25.4 million from $31.6 million in 2015, or a decrease of 20%, which was primarily attributable to lower operating expenses and workover expenditures at Orcutt Conventional, Orcutt Diatomite, and West Pico. Production and other taxes were $4.4 million for 2016 compared to $3.8 million for 2015.  Income from Net Profits Interest was $0.4 million for the year ended December 31, 2016 compared to $11.0 million for the year ended December 31, 2015, a decrease of 96%.

Remaining Properties — Excess of revenues over direct operating expenses and development expenses was $1.4 million for the year ended December 31, 2017 compared to a $1.5 million excess of operating expenses and development expenses over revenues for the year ended December 31, 2016. The approximately $2.9 million year-over-year increase is attributable principally to higher oil prices, lower production and other taxes and development expenses, partially offset by lower production and higher lease operating expenses in 2017 compared to 2016.  Average realized prices increased $10.62, or 32%, and sales volume decreased 54.4 MBoe, or 23%. The decrease in production year over year is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits calculation were $5.1 million in 2017 compared to $4.6 million in 2016. The overall increase year over year is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017. Production and other taxes were $0.2 million in 2017 compared to $2.6 million in 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills (see Note 9 to the accompanying financial statements). Development expenses were $1.0 million for the year ended December 31, 2017 compared to $2.0 million for the year ended December 31, 2016. The decrease was primarily attributable to Orcutt Diatomite. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $0.6 million for 2017 and $0.4 million for 2016 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $1.7 million as of December 31, 2017 compared to $2.1 million as of December 31, 2016.

Direct operating expenses and development expenses exceeded revenues by $1.5 million for the year ended December 31, 2016 compared to a $1.7 million excess of revenues over operating expenses and development expenses for the year ended December 31, 2015.  Average realized prices decreased $11.61, or 26%, and sales volume decreased 52.9 MBoe, or 18%, both contributing to a decrease in 2016 in distributable income compared to 2015. Development expenditures were $2.0 million for the year ended December 31, 2016 compared to $4.8 million for the year ended December 31, 2015. The decrease was primarily attributable to lower well work in the Orcutt Conventional and Orcutt Diatomite properties. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $0.4 million for 2016 and $0.9 million for 2015 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $2.1 million as of December 31, 2016 compared to $1.8 million as of December 31, 2015.

PCEC Operating & Services Fees — PCEC charged the Trust $1.1 million, $1.1 million, and $1.0 million for the operating and services fee for the years ended December 31, 2017, 2016 and 2015, respectively.

Trust Administrative Expenses —  The Trustee paid general and administrative expenses of $0.9 million for the year ended December 31, 2017 compared to $0.7 million for the year ended December 31, 2016. This increase was caused primarily by the timing of payments of administrative expenses. The Trustee paid general and administrative expenses of $0.8 million for the year ended December 31, 2015. Expenses paid for the three years ended December 31, 2017, 2016 and 2015 consisted primarily of Trustee fees, accounting, tax and legal fees and New York Stock Exchange listing fees.

Distributable Income —  The total cash received by the Trust from PCEC for the year ended December 31, 2017 was $6.4 million compared to $0.8 million for the year ended December 31, 2016.  Distributable income was $4.4 million and $0.2 million, respectively, for 2017 and 2016.

The total cash received by the Trust from PCEC for the year ended December 31, 2015 was $10.8 million. Distributable income was $10.0 million for the year ended December 31, 2015.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, as it did from March 2016 to March 2017 as described below, the Trust unitholders will not receive distributions until the borrowed funds, including interest thereon, are repaid. As of December 31, 2017, the Trust had cash on hand of $88,384 for future Trust expenses.

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

As Trust administrative expenses exceeded available cash in the months of February and March 2016, PCEC agreed to loan funds to the Trust necessary to pay such expenses without requiring the Trust to draw under the letter of credit. On February 25, 2016, the Trustee entered into a promissory note with PCEC (as amended, the “Promissory Note”). During 2016 and 2017, the Trust has borrowed and repaid net amounts under the Promissory Note as set forth below:

Date of Borrowing or Repayment	Amount Borrowed or (Repaid)
February 25, 2016	$232,000
April 14, 2016	$349,726
May 18, 2016	$90,707
June 10, 2016	$74,357
July 13, 2016	$128,966
August 15, 2016	$86,296
September 15, 2016	$75,411
October 15, 2016	$60,370
November 15, 2016	$76,574
December 15, 2016	$(41,957)
January 15, 2017	$(60,907)
February 15, 2017	$(411,562)
March 15, 2017	$(659,925)

As of December 31, 2017, there were no amounts outstanding under the Promissory Note, compared to a total of $1.1 million outstanding as of December 31, 2016, reflecting net borrowings and repayments in the principal and interest amounts, as permitted thereunder, since the initial execution of the Promissory Note. The terms of the Promissory Note are described in Note 7 to the Notes to Financial Statements.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due.  Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan additional funds to the Trust to pay necessary expenses. Any funds provided under the letter of credit may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. During 2017, there were no draws on the letter of credit.

Distributions Paid and Declared After Year End

On January 16, 2018, the distribution of $0.02776 per Trust Unit, which was declared on December 21, 2017, was paid to Trust unitholders owning Trust Units as of January 2, 2018.

Subsequent to December 31, 2017, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements and does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2017 is provided in the following table:

	Payments Due by Year
Thousands of dollars	2018	2019	2020	2021	2022	Thereafter	Total
PCEC Operating and Services fee	$1,067	$1,067	$1,067	$1,067	$1,067	(a)	(a)
Trustee Administrative fee	200	200	200	200	200	(b)	(b)
Delaware Trustee fee	2	2	2	2	2	(b)	(b)
Total	$1,269	$1,269	$1,269	$1,269	$1,269

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

The Trust adopted ASU 2014-15 as of December 31, 2016, effective for the Trust for the annual period that began January 1, 2017. There was no material impact on the Trust’s financial statements upon adoption of this standard.

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

In addition, Phillips 66 accounted for 95% of PCEC’s net sales in 2017.  Phillips 66’s purchase of production from the Orcutt and West Pico properties therefore presents a credit risk to PCEC and consequently the Trust.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pacific Coast Oil Trust and to The

Bank of New York Mellon Trust Company, N.A., Trustee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets, liabilities and trust corpus of Pacific Coast Oil Trust as of December 31, 2017 and 2016, and the related statements of distributable income and of changes in trust corpus for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2017 and 2016, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2017 in conformity with the modified cash basis of accounting described in Note 2.  Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Trustee’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Basis of Accounting

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (which, in the Trust’s case is the modified cash basis).  A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and the trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 9, 2018

We have served as the Trust’s auditor since 2012.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
Thousands of dollars	2017	2016
ASSETS
Cash and cash equivalents	$88	$16
Investment in conveyed interests, net of amortization (Note 2)	217,191	227,660
Total assets	$217,279	$227,676

LIABILITIES AND TRUST CORPUS
Note payable to PCEC (Note 7)	$—	$1,132
Trust corpus (38,583,158 Trust units issued and outstanding)	217,279	226,544
Total Liabilities and Trust Corpus	$217,279	$227,676

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

	Year Ended December 31,
Thousands of dollars, except unit amounts	2017	2016	2015
Income from conveyed interests	$7,492	$845	$11,855
PCEC operating and services fee	(1,062)	(1,053)	(1,046)
General and adminstrative expenses	(861)	(690)	(780)
Cash receipt from borrowing	10	1,178	—
Repayments on borrowing	(1,142)	(46)	—
Promissory note interest expenses	(10)	(35)	—
Cash reserves used (withheld) for Trust expenses	(72)	30	(20)
Distributable income	$4,355	$229	$10,009
Distributable income per unit (38,583,158 units)	$0.11287	$0.00593	$0.25942

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
Thousands of dollars	2017	2016	2015
Trust corpus, beginning of period	$226,544	$229,090	$236,133
Cash reserves withheld (used) for Trust expenses	72	(29)	20
Borrowing used for Trust expenses	(10)	(1,178)	—
Repayments on borrowing	1,142	46	—
Distributable income	4,355	229	10,009
Distributions to unitholders	(4,355)	(229)	(10,009)
Amortization of conveyed interests	(10,469)	(1,385)	(7,063)
Trust corpus, end of period	$217,279	$226,544	$229,090

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

In 2017, the cumulative cash proceeds received by the Trust attributable to the Conveyed Interests from production months November 2016 through October 2017 (related to Trust fiscal months January through December 2017) was $7.5 million. Therefore, because the Trust received more than the $2.0 million of cash proceeds threshold attributable to the Conveyed Interests in 2017, the Trust did not terminate at the end of 2017 as a result of the Revenue Termination Provision.

Note 2. Trust Significant Accounting Policies

Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Conveyed Interests and payments of expenses incurred. The Net Profits Interests Proceeds represent the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus certain offsets. The Royalty Interest represents the right to receive revenues (oil and natural gas sales), less production and operating taxes and post-production costs. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Conveyed Interests.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus. The production and net reserves used in the amortization calculation are determined using the economic interest method, where the sum of the net profits payments are divided by the effective price per barrel of oil equivalent resulting in the volume of production and reserves used in the calculation. During the years ended December 31, 2017 and 2016, amortization expense was $10.5 million and $1.4 million, respectively. Such amortization does not affect cash earnings of the Trust.  Accumulated amortization as of December 31, 2017 and 2016 was $67.3 million and $56.8 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of December 31, 2017 or December 31, 2016.

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

The Trust adopted ASU 2014-15 as of December 31, 2016, and was effective for the Trust for the annual period beginning January 1, 2017. There was no material impact on the Trust’s financial statements due to the adoption of this standard.

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

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, 16th Floor, Houston, Texas 77002, telephone number (512) 236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The Trust’s distributions paid during the years ended December 31, 2017, 2016 and 2015 were $4.4 million, $0.2 million and $10.0 million, respectively.

Note 6. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During both 2017 and 2016, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee. The monthly PCEC operating and services fee, which is adjusted annually based on changes to the Consumer Price Index, is $88,942 for the twelve-month period that commenced on April 1, 2017. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  PCEC charged the Trust $1.1 million in each of the years ended December 31, 2017 and December 31, 2016 for the operating and services fee.

Note 7. Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “Promissory Note”) and borrowed $232,000 to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due.  Under the initial terms of the Promissory Note, the Trust agreed to pay interest on the outstanding principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016, to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until maturity (March 31, 2018). Subsequent borrowings and repayments, including interest thereon, added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC. The Trust repaid the entire amount of the Promissory Note in the first quarter of 2017, and no amount remained outstanding as of December 31, 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the years ended December 31, 2017 and 2016, the Trust incurred interest totaling $10,141 and $35,169, respectively, which was included in the borrowings under the Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of December 31, 2017, the letter of credit remains unused.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  On February 28, 2018 the Court met regarding compliance with the approved settlement and determined that amounts of the settlement had not yet been distributed to class members.  As a result, the Judge set an additional hearing date of May 22, 2018 to allow time for the claims administrator to determine whether the remaining funds could be distributed to class members. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

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

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016. PCEC has completed four such modifications in 2017, one so far in 2018 with three more planned during the remainder of the year.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

On July 7, 2016, PCEC received a letter from the DOGGR revising regulations on injection operations, impacting West Pico’s three active water injection wells.  During the second half of 2016 all three injectors were successfully reworked to optimize their injection capacity while remaining below the new maximum injection pressures allowable.  All three injectors were inspected by DOGGR and signed off as in compliance with the revised regulations.  The result has been a reduction in water injection capacity by approximately 30% and approximately 75 Bbl/d of oil less production (60 Bbl/d net to the Trust’s 80% interest).  In 2017, PCEC added perforations to existing water injection wells and converted one well to injection, such that the previously reported water injection constraint has been alleviated.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors, which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  As of the date of this Annual Report, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is not able to provide an estimate for when PCEC will submit such permits to Santa Barbara County. If submitted in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

Note 9.   Property Tax Settlement

On March 23, 2016, PCEC reached a settlement agreement with the Santa Barbara County Assessor’s Office on supplemental property tax bills related to the tax years covering the periods July 1, 2011 through June 30, 2016. The supplemental tax bills relate to the settlement of disputed property values for Orcutt Conventional and Orcutt Diatomite field locations for these periods. Amounts attributable to the periods from April 1, 2012 through June 30, 2016 total $2,121,621 for the Developed Properties and $1,280,275 for the Remaining Properties and were chargeable in part to the Trust in the March 2016 production month calculation of the net profits. The property tax adjustment amounts attributable to the Trust increased the cumulative Net Profits Interest deficits of the Developed Properties and the Remaining Properties by $1,394,937 and $245,394, respectively, in the second quarter of 2016. As of the October 2016 production month calculation, the Developed Properties cumulative Net Profits Interest deficit had been reduced to zero.

Note 10. Subsequent Events

Due to a temporary shutdown downstream of the natural gas export pipeline from West Pico, West Pico has had to temporarily shut in select wells to limit the amount of associated gas produced from oil production. West Pico net production attributable to the Developed Properties prior to the shutdown was approximately 320 Boe/d (approximately 260 Boe/d net to the Trust). During the shutdown months, which began in December 2017 and are expected to last through early 2018, production is down by approximately 40%. Following the return to service of the natural gas export line, West Pico is expected to return production to levels similar to those prior to the shutdown months.

On January 16, 2018, the distribution of $0.02776 per Trust Unit, which was declared on December 21, 2017, was paid to Trust unitholders owning Trust Units as of January 2, 2018.

Subsequent to December 31, 2017, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987

SUPPLEMENTAL INFORMATION

A.                                    OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2017	2016
Investment in Conveyed Interests
Proved	$284,493	$284,493
Total investment in Conveyed Interests	284,493	284,493
Less accumulated amortization	67,302	56,833
Net investment in Conveyed Interests	$217,191	$227,660

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust were based on reports prepared by the Trust’s independent petroleum engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), including the report of NSAI dated March 2, 2018 filed as an exhibit, and included as Appendix A, to this Annual Report. Estimates were prepared in accordance with guidelines prescribed by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

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

As of December 31, 2017, all of the Underlying Properties’ oil and natural gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which PCEC and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed.

Unweighted average first-day-of-the-month crude oil and natural gas prices used to determine the total estimated proved reserves as of December 31, 2017 were Brent spot crude oil price of $54.42 per Bbl and Henry Hub natural gas prices of $2.98 per MMBtu. Unweighted average first-day-of-the-month crude oil and natural gas prices used in 2016 were $42.90 per Bbl for WTI spot crude oil price and Henry Hub natural gas prices of $2.48 per MMBtu.

The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2017, 2016 and 2015:

	Total	Oil	Natural Gas
	(MBoe)	(in MBbls)	(in MMcf)
Net proved reserves
December 31, 2014	9,242	9,130	676
Revision of previous estimates	(4,323)	(4,255)	(408)
Conveyed interest volumes	(185)	(179)	(38)
December 31, 2015	4,735	4,697	229
Revision of previous estimates	(2,738)	(2,731)	(40)
Conveyed interest volumes	752	735	106
December 31, 2016	2,749	2,700	295
Revision of previous estimates	1,090	1,075	89
Conveyed interest volumes	(713)	(699)	(80)
December 31, 2017	3,126	3,075	304
Proved developed reserves
December 31, 2015	3,699	3,661	229
December 31, 2016	2,749	2,700	295
December 31, 2017	2,813	2,762	304
Proved undeveloped reserves
December 31, 2015	1,036	1,036	—
December 31, 2016	—	—	—
December 31, 2017	313	313	—

Revisions of Previous Estimates

In 2017 the trust had a positive revision of 1,156 MBoe, primarily related to the increase in oil prices as well as the addition of the proved undeveloped reserves. In 2016, the Trust had negative revisions of 2,738 MBoe, primarily related to a decrease in oil prices and reduction of proved undeveloped reserves to zero due to the rejection of the OHREP drilling proposal by the Santa Barbara County Board of Supervisors.  In 2015, the Trust had negative revisions of 4,323 MBoe, primarily related to a significant decrease in oil prices.

Proved Undeveloped Reserves

Proved undeveloped reserves increased to 313.6 MBoe at the end of 2017 compared to 0 MBoe at the end of 2016 primarily due to the incorporation of 17 Orcutt Diatomite redrill projects in the 2017 reserve estimates. The PAL for the undergroun injecton control project was obtained from the DOGGR in February 2018 with plans to begin the drilling program in April 2018.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust is as follows as of December 31, 2017:

	For the Year Ended December 31,
Thousands of dollars	2017	2016	2015
Future cash inflows	$152,441	$101,798	$204,484
Future production expense	(4,003)	(3,411)	(6,876)
Future net cash flows	148,438	98,387	197,608
Discounted at 10% per year	(63,743)	(47,339)	(88,419)
Standardized measure of discounted future net cash flows	$84,695	$51,048	$109,189

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ending December 31,
Thousands of dollars	2017	2016	2015
Beginning balance	$51,048	$109,189	$409,480
Net change in sales and transfer prices, net of production expense	46,731	(37,467)	(313,496)
Accretion of discount	5,105	10,919	40,948
Revision of previous estimates and other	(10,697)	(30,748)	(15,888)
Income from conveyed interests	(7,492)	(845)	(11,855)
Standardized measure	$84,695	$51,048	$109,189

B.                                    QUARTERLY SCHEDULE OF DISTRIBUTABLE INCOME (UNAUDITED)

	First	Second	Third	Fourth
Thousands of dollars except per unit amounts	Quarter	Quarter	Quarter	Quarter
2017:
Income from conveyed interests	$1,941	$1,934	$1,999	$1,618
PCEC operating and service fee	$(264)	$(264)	$(267)	$(267)
Distributable income	$188	$1,480	$1,531	$1,156
Distributable income per unit	$0.00487	$0.03832	$0.03973	$0.02995

2016:
Income from conveyed interests	$434	$44	$110	$257
PCEC operating and service fee	$(170)	$(356)	$(264)	$(263)
Distributable income	$229	$—	$—	$—
Distributable income per unit	$0.00593	$––	$––	$––

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2017 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2017, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

Trustee’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm The information required to be furnished pursuant to this item is set forth below and in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this annual report.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles (which, in the Trust’s case is the modified cash basis). The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Trust’s internal control over financial reporting as of December 31 2017 has been audited by PricewaterhouseCooprs LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)                                 Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC and information from PCEC, the Trustee is not aware of any holders of 5% or more of the Units as of March 6, 2018 except as follows:

Name	Units		Percentage
Evergreen Capital Management LLC	3,675,058	(1)	9.5%
10500 NE 8th, Suite 950
Bellevue, WA 98004

(1) Based on the Schedule 13G/A filed with the SEC on February 13, 2018 by Evergreen Capital Management LLC.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During both 2017 and 2016, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee. The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee. The monthly PCEC operating and services fee, which is adjusted annually based on changes to the Consumer Price Index, is $88,942 for the twelve-month period that commenced on April 1, 2017. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.

During each of 2017 and 2016, the Trust paid PCEC approximately $1.1 million, respectively, pursuant to the Operating and Services Agreement.

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

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2017 and 2016 by PricewaterhouseCoopers LLP:

	2017	2016
Audit fees (1)	$167,907	$85,199
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$167,907	$85,199

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

PACIFIC COAST OIL TRUST

	By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE

Date: March 9, 2018		By:	/s/ SARAH NEWELL
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

Appendix A

March 2, 2018

Mr. Randall H. Breitenbach	Ms. Sarah Newell
Pacific Coast Energy Company LP	The Bank of New York Mellon Trust Company, N.A.
1555 Orcutt Hill Road	as Trustee of Pacific Coast Oil Trust
Orcutt, California 93455	Global Corporate Trust
601 Travis Street, Suite 1600
Houston, Texas 77002

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved reserves and future revenue, as of December 31, 2017, to the Pacific Coast Oil Trust (PCOT) net profits and overriding royalty interest in certain oil and gas properties, referred to herein as the Underlying Properties, located in California.  The Underlying Properties include the Orcutt properties located onshore in the Santa Maria Basin and the East Coyote, Sawtelle, and West Pico properties located onshore in the Los Angeles Basin.  We completed our evaluation on or about the date of this letter.  It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by PCOT.  Our report dated March 1, 2018, sets forth our estimates of proved reserves and future revenue to the Pacific Coast Energy Company LP (PCEC) interest in the Underlying Properties.  The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas.  Definitions are presented immediately following this letter.  This report has been prepared for PCOT’s use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

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

We estimate the net reserves and future net revenue to the PCOT interest in the Underlying Properties, as of December 31, 2017, to be:

	Net Reserves		Future Net Revenue (M$)
	Oil	Gas		Present Worth
Property Group/Category	(MBBL)	(MMCF)	Total	at 10%

Developed Properties
Proved Developed Producing	2,153.1	303.8	105,372.5	62,525.7
Proved Developed Non-Producing	486.8	0.0	23,345.7	11,324.0
Proved Undeveloped	226.7	0.0	10,253.8	4,953.0
Total Proved	2,866.5	303.8	138,972.0	78,802.7

	Net Reserves		Future Net Revenue (M$)
	Oil	Gas		Present Worth
Property Group/Category	(MBBL)	(MMCF)	Total	at 10%

Remaining Properties
Proved Developed Producing	84.3	0.6	3,854.5	2,436.4
Proved Developed Non-Producing	37.8	0.0	1,706.5	1,060.0
Proved Undeveloped	86.9	0.0	3,905.1	2,395.8
Total Proved	208.9	0.6	9,466.2	5,892.2

All Properties
Proved Developed Producing	2,237.4	304.4	109,227.0	64,962.1
Proved Developed Non-Producing	524.5	0.0	25,052.3	12,384.0
Proved Undeveloped	313.6	0.0	14,158.9	7,348.8
Total Proved	3,075.5	304.4	148,438.2	84,694.8

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

Prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2017.  For oil volumes, the average Europe Brent Spot price of $54.42 per barrel is adjusted for quality, transportation fees, and market differentials.  For gas volumes, the average Henry Hub spot price of $2.976 per MMBTU is adjusted for energy content, transportation fees, and market differentials.  All prices are held constant throughout the lives of the properties.  The average adjusted product prices weighted by production over the remaining lives of the properties are $49.28 per barrel of oil and $2.861 per MCF of gas.

Because PCOT owns no working interest in these properties, no operating costs or capital costs would be incurred.  However, estimated operating costs and capital costs have been used to confirm economic producibility and determine economic limits for the properties.  Operating costs used in this report are based on operating expense records of Breitburn Management Company, LLC (Breitburn) and PCEC, the operators of the properties.  Operating costs and capital costs are not escalated for inflation.  PCOT would not incur any costs due to abandonment, nor would it realize any salvage value for the lease and well equipment.

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

The data used in our estimates were obtained from PCOT, PCEC, Breitburn, public data sources, and the nonconfidential files of Netherland, Sewell & Associates, Inc. (NSAI) and were accepted as accurate.  Supporting work data are on file in our office.  We have not examined the titles to the properties or independently confirmed the actual degree or type of interest owned.  The technical persons primarily responsible for preparing the estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards.  C. Ashley Smith, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2006 and has over 5 years of prior industry experience.  Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience.  We are independent petroleum engineers, geologists, geophysicists, and petrophysicists; we do not own an interest in these properties nor are we employed on a contingent basis.

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

		By:	/s/ C.H. (Scott) Rees III
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

By:	/s/ C. Ashley Smith	By:	/s/ Shane M. Howell
	C. Ashley Smith, P.E. 100560		Shane M. Howell, P.G. 11276
	Vice President		Vice President

Date Signed: March 2, 2018		Date Signed: March 2, 2018

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

Definitions - Page 1 of 7

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

Definitions - Page 2 of 7

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

Definitions - Page 3 of 7

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

Definitions - Page 4 of 7

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

Definitions - Page 5 of 7

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

Definitions - Page 6 of 7

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

Definitions - Page 7 of 7