Form 10-Q
period 2018-03-31
Pacific Coast Oil Trust
filed 2018-05-02
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission File Number: 1-35532

PACIFIC COAST OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware	80-6216242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, 16th Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2018, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

Dry hole—A well found to be incapable of producing either oil and natural gas in sufficient quantities to justify completion as an oil or natural gas well.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$5	$88
Investment in conveyed interests, net of amortization	212,790	217,191
Total assets	$212,795	$217,279

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$212,795	$217,279
Total Liabilities and Trust Corpus	$212,795	$217,279

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended
Thousands of dollars, exept unit and per unit amounts	March 31, 2018	March 31, 2017
Income from conveyed interests	$3,972	$1,941
PCEC operating and services fee	(267)	(264)
General and adminstrative expenses	(548)	(361)
Cash receipt from borrowing (Note 4)	—	10
Repayments on borrowing (Note 4)	—	(1,142)
Promissory note interest expenses	—	(10)
Cash reserves used for Trust expenses	83	14
Distributable income	$3,240	$188

Distributable income per unit (38,583,158 units)	$0.08398	$0.00487

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended
Thousands of dollars	March 31, 2018	March 31, 2017
Trust corpus, beginning of period	$217,279	$226,544
Cash reserves used for Trust expenses	(83)	(14)
Borrowing used for Trust expenses (Note 4)	—	(10)
Repayments on borrowings (Note 4)	—	1,142
Distributable income	3,240	188
Distributions to unitholders	(3,240)	(188)
Amortization of conveyed interests	(4,401)	(3,491)
Trust corpus, end of period	$212,795	$224,171

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

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 (the “Developed Properties”) and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or 7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production cost) attributable to the sale of oil and natural gas production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (the “Royalty Interest Proceeds”).

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report”).

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

The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2017	January 2, 2018	January 16, 2018	$0.02776
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987

Three Months Ended March 31, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	n/a	$—
January 31, 2017	February 15, 2017	n/a	$—
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487

Note 3.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During each of the three-month periods ended March 31, 2018 and 2017, the Trust paid $50,000 to the Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee that is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $87,834 during the first quarter of 2017 and has been $88,942 since April 1, 2017. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the each of the three-month periods ended March 31, 2018 and 2017, PCEC charged the Trust $0.3 million for the operating and services fee.

Note 4.   Funding Commitment and Letter of Credit

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the initial terms of the Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016 to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until stated maturity (March 31, 2018). The Trust repaid the entire amount of the Promissory Note in the first quarter of 2017, and no amount remained outstanding as of March 31, 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month periods ended March 31, 2018 and 2017, the Trust incurred a total of $0 and $10,141, respectively, in interest, which was included in the borrowings under the Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit, or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of March 31, 2018, the letter of credit remains unused.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  On February 28, 2018, the Court determined that the approved settlement amount had not yet been fully distributed to class members.  As a result, the Court set an additional hearing date of May 22, 2018 to allow time for the claims administrator to determine whether the remaining funds could be distributed to class members. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

During 2015, the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located in the conventional formations in the Orcutt oilfield (the “Orcutt Conventional”), which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016. PCEC completed four such modifications in 2017 and has completed one so far in 2018 with three more planned during the remainder of the year.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  At this time, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and currently is unable to estimate when it will submit such permits to Santa Barbara County. If PCEC submits any permits in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

Note 6.   Subsequent Events

In April 2018, PCEC made a cash payment to the Trust in the amount of $1,023,416 related to the February 2018 production month. Also in April 2018, the Trust announced there will be no cash distribution to unitholders in May 2018.

On April 20, 2018, PCEC received a letter dated April 17, 2018 from the Environmental Defense Center (“EDC”) alleging violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) and California’s General Permit for Storm Water Discharges Associated with Construction and Land Disturbance Activities (“Construction Permit”) under the Clean Water Act (“CWA”). EDC’s letter expresses an intent to file a lawsuit against PCEC if PCEC does not remedy such alleged violations prior to the expiration of the CWA 60-day notice period. (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  The alleged violations relate to discharges of pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit and Construction Permit, and other alleged violations related to the terms of the Permits.  The EDC notified PCEC that the letter was intended to provide the required 60-day notice under the CWA and that, unless PCEC takes action to remedy the alleged violations, it intends to file a lawsuit in U.S. District Court.  PCEC is working with experts to evaluate and respond as necessary to EDC’s allegations. There can be no assurance that any resolution of the alleged violations will satisfy the EDC and avoid any litigation.  At this time, PCEC cannot estimate the magnitude of costs that may result from these efforts or any losses that may result from any litigation. The costs PCEC incurs in connection with this matter will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Trust’s 2017 Annual Report.  The following review should also be read in conjunction with “Forward-Looking Statements” in this report and with “Part I—Item 1A—Risk Factors” in the Trust’s 2017 Annual Report.

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

Concurrently with the Trust’s initial public offering in May 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust a net profits interest and an overriding royalty interest (the “Conveyed Interests”) in the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the proved developed reserves as of December 31, 2011 on the Underlying Properties (the “Developed Properties”) and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or 7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production costs) attributable to the sale of oil and natural gas production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (the “Royalty Interest Proceeds”).

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

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust, to holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) on the 10th business day after the record date.  Actual cash distributions to the Trust unitholders fluctuate monthly based upon the quantity of oil and natural gas produced from the Underlying Properties, the prices received for oil and natural gas production, costs to develop and produce the oil and natural gas and other factors. Because payments to the Trust are generated by depleting assets with the production from the Underlying Properties diminishing over time, a portion of each distribution represents, in effect, a return of a unitholder’s original investment. Oil and natural gas production from proved reserves attributable to the Underlying Properties will continue to decline over time.

The Trust is exposed to fluctuation in energy prices in the normal course of business due to the net profits interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a substantially lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. For example, from February 2016 through January 2017, primarily because of a decline in average realized prices, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests. Lower prices may also reduce the amount of oil and natural gas that PCEC and its third-party operators can economically produce. In addition, the Trust plans to borrow funds from PCEC to pay its administrative expenses; consequently, no further distributions would be made to Trust unitholders until the indebtedness created by such amounts drawn or borrowed, including interest thereon, has been paid in full and the cumulative net profits interest deficit for the Developed Properties has been reduced to zero.

Commodity Prices

In the first quarter of 2018, the Brent crude oil spot price averaged approximately $66.86 per Bbl, compared with approximately $53.59 per Bbl in the first quarter of 2017. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the first quarter of 2018, approximately 99% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the first quarter of 2018, the Henry Hub price averaged approximately $3.08 per MMBtu, compared with approximately $3.02 per MMBtu in the first quarter of 2017.

There has been a significant overall decline in oil and natural gas prices since 2014.  Fluctuations in commodity prices impact both distributable income to the Trust and the value of proved oil and gas reserves attributable to the Trust. For example, a prolonged period of lower commodity prices will likely reduce distributions to unitholders and have a significant impact on the volumetric quantities of our proved reserve portfolio. We are unable to predict future commodity prices.

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties that will be attributable to the Trust is produced from wells that, because they have already been drilled, require limited additional capital expenditures associated with new drilling but may require capital expenditures associated with regulatory compliance or drilling capital expenditures associated with utilizing the existing wellbores. Production from the Remaining Properties that will be attributable to the Trust will require capital expenditures for the drilling of wells and installation of infrastructure. PCEC will supply required capital on behalf of the Trust during this period; however, because the costs initially incurred will exceed gross proceeds, the Remaining Properties will have negative net profits during the drilling and development period. During this period of negative net profits, instead of receiving 25% of the net profits, the Trust will receive the Royalty Interest Proceeds. Once revenues from the Remaining Properties have repaid PCEC for the cumulative costs it has advanced on behalf of the Trust, including the aggregate amount of the Royalty Interest Proceeds, the net profits attributable to production from the Remaining Properties will be paid out in place of the Royalty Interest Proceeds, as described below. The Conveyed Interests entitle the Trust to receive the following:

Developed Properties

•   80% of the net profits from the sale of oil and natural gas production from the Developed Properties.

Remaining Properties

•          25% of the net profits from the sale of oil and natural gas production from all of the Remaining Properties, or

•          the Royalty Interest Proceeds.

The Trust calculates the net profits and Royalty Interest Proceeds for the Developed Properties and the Remaining Properties separately. Any excess costs for either the Developed Properties or the Remaining Properties will not reduce net profits calculated for the other. The amount of Royalty Interest Proceeds paid is deducted in the calculation of the net profits attributable to production from the Remaining Properties, and PCEC will be repaid the aggregate amount of the Royalty Interest Proceeds prior to payment of the net profits to unitholders. If at any time cumulative costs for the Developed Properties or the Remaining Properties exceed cumulative gross proceeds associated with such properties, neither the Trust nor the Trust unitholders would be liable for the excess costs, but the Trust would not receive any net profits from the Developed Properties or the Remaining Properties, as the case may be, until future cumulative net profits for such properties exceed the cumulative total excess costs for such properties.

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells all of the Conveyed Interests and any assets constituting the Trust estate, (2) the annual cash proceeds received by the Trust attributable to the Conveyed Interests, in the aggregate, are less than $2 million for each of any two consecutive calendar years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016. PCEC completed four such modifications in 2017 and has completed one so far in 2018 with three more planned during the remainder of the year.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”). At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors, which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property. As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, are uncertain. At this time, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is unable to estimate when it will submit such permits to Santa Barbara County. If PCEC submits any permits in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

Recent Developments

Due to a temporary shutdown downstream of the natural gas export pipeline from West Pico, West Pico had to temporarily shut in select wells to limit the amount of associated gas produced from oil production. West Pico net production attributable to the Developed Properties prior to the shutdown was approximately 320 Boe/d (approximately 260 Boe/d net to the Trust). During the shutdown months, which began in December 2017, production was down by approximately 40%. The natural gas export pipeline was returned to service during April 2018. With the return to service of the natural gas export line, West Pico production has now returned to levels similar to those prior to the shutdown months.

On April 20, 2018, PCEC received a letter dated April 17, 2018 from the Environmental Defense Center (“EDC”) alleging violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) and California’s General Permit for Storm Water Discharges Associated with Construction and Land Disturbance Activities (“Construction Permit”) under the Clean Water Act (“CWA”). EDC’s letter expresses an intent to file a lawsuit against PCEC if PCEC does not remedy such alleged violations prior to the expiration of the CWA 60-day notice period. (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  The alleged violations relate to discharges of pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit and Construction Permit, and other alleged violations related to the terms of the Permits.  The EDC notified PCEC that the letter was intended to provide the required 60-day notice under the CWA and that, unless PCEC takes action to remedy the alleged violations, it intends to file a lawsuit in U.S. District Court.  PCEC is working with experts to evaluate and respond as necessary to EDC’s allegations. There can be no assurance that any resolution of the alleged violations will satisfy the EDC and avoid any litigation.  At this time, PCEC cannot estimate the magnitude of costs that may result from these efforts or any losses that may result from any litigation. The costs PCEC incurs in connection with this matter will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018, income from Conveyed Interests received by the Trust amounted to $4.0 million compared with $1.9 million for the three months ended March 31, 2017.  The increase in income was primarily due to higher oil prices partially offset by lower production. The income received by the Trust during the three months ended March 31, 2018 was associated with net profits from oil and natural gas production from the Developed Properties during the months of November and December 2017 and January 2018, and Royalty Interest Proceeds from oil production from the Remaining Properties located in PCEC’s Orcutt Conventional and Orcutt Diatomite properties during the months of November and December 2017 and January 2018. The income received by the Trust during the three months ended March 31, 2017 was associated with net profits for oil and natural gas production during the months of November and December 2016 and January 2017.

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

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Developed Properties:
Underlying sales volmes (Boe) (a)	206,258	230,638
Average daily production (Boe/d)	2,242	2,507
Average price (per Boe)	$61.91	$45.34
Production cost (per Boe) (b)	$31.67	$31.80

Remaining Properties:
Underlying sales volmes (Boe) (c)	45,576	49,281
Average daily production (Boe/d)	495	536
Average price (per Boe)	$59.23	$42.59
Production cost (per Boe) (b)	$30.42	$24.29

(a)  Crude oil sales represented 99% and 98% of sales volumes from the Developed Properties for the three months ended March 31, 2018 and 2017, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% and 99% of total sales volumes from the Remaining Properties for the three months ended March 31, 2018 and 2017, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended March 31, 2018 and 2017 was determined as shown in the following table:

	Three Months Ended
	March 31,
Thousands of dollars	2018	2017
Developed Properties —80% Net Profits Interest
Oil sales	$12,740	$10,388
Natural gas sales	30	69
Total revenues	12,770	10,457
Costs :
Direct operating expenses :
Lease operating expenses	6,077	6,891
Production and other taxes	455	444
Development expenses	1,505	950
Total costs	8,037	8,285
Total income	4,733	2,172
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	3,786	1,737
Property taxes related to PCEC (1)	—	45
Income from 80% Net Profits Interest	$3,786	$1,782

Remaining Properties —25% Net Profits Interest
Oil sales	$2,698	$2,092
Natural gas sales	2	7
Total revenues	2,700	2,099
7.5% ORRI	186	159
Costs :
Direct operating expenses :
Lease operating expenses	1,267	1,367
Production and other taxes	119	(170)
Development expenses	354	584
Total costs	1,740	1,781
Total income	774	159
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest	194	40
Property taxes related to PCEC (3)	—	(14)
Income from 25% Net Profits Interest (2)	$194	$26

Total Trust Cash Flow
Income from 80% Net Profits Interest	$3,786	$1,782
7.5% ORRI	186	159
Total income	3,972	1,941
PCEC operating and services fee	(267)	(264)
Total	3,705	1,677
Trus t general and administrative expenses and cash withheld for expenses	(465)	(347)
Promissory note amount borrowed from PCEC	—	10
Promissory note amount repayment to PCEC	—	(1,142)
Promissory note interest amounts	—	(10)
Distributable Income	$3,240	$188

	Three Months Ended
	March 31,
	2018	2017
(1) 80% Net Profits Interest PCEC Property Tax Adjustments
Amount related to PCEC ownership from May 8, 2012 throught September 23, 2013 not related to the Trust	$—	$45

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,736)	$(2,075)
Current period	194	26
Ending balance	$(1,542)	$(2,049)
(3) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$—	$(11)
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	(3)
Total PCEC Property Tax Adjustment Not Related to the Trust	$—	$(14)

Three Months Ended March 31, 2018 and 2017

Developed Properties — For the three months ended March 31, 2018, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $4.7 million. For the three months ended March 31, 2017, revenues exceeded direct operating expenses and development expenses by $2.2 million.  The $2.5 million period-over-period increase is attributable principally to higher oil prices and lower operating expenses, partially offset by lower production and higher development costs in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Average realized prices increased by $16.57 per Boe, or 37%, and sales volumes decreased 24 MBoe, or 11%. The decrease in production period over period is primarily due to increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $6.1 million for the three months ended March 31, 2018 compared to $6.9 million for the three months ended March 31, 2017. This decrease is mainly due to fewer workover expenditures planned for the three months ended March 31, 2018 compared to the same period in 2017.  Total capital expenditures were approximately $1.5 million for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017.  The increase is primarily due to the Phillips 66 export pipeline project that was completed in 2017. Production and other taxes were approximately $0.5 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017.

Remaining Properties — For the three months ended March 31, 2018, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $0.8 million. For the three months ended March 31, 2017, revenues exceeded direct operating expenses and development expenses by $0.2 million. The $0.6 million period-over-period increase is attributable principally to higher oil prices, partially offset by lower production in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Average realized prices increased by $16.64 per Boe, or 39%, and sales volumes decreased 4 MBoe, or 8%. The decrease in production period over period is primarily due to natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $1.3 million for the three months ended March 31, 2018 compared to $1.4 million for the three months ended March 31, 2017. Capital expenditures were $0.4 million in the three-month period ended March 31, 2018, compared to $0.6 million for the three months ended March 31, 2017. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.2 million during the three months ended March 31, 2018 and 2017, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.5 million at March 31, 2018 compared to $2.0 million at March 31, 2017.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended March 31, 2018 and 2017.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.5 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended March 31, 2018 was $3.7 million compared to $0.5 million ($1.7 million less $1.2 million for repayment of the outstanding promissory note to PCEC) for the three months ended March 31, 2017. Distributable income was $3.2 million and $0.2 million, respectively, for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

The Trust has no source of capital or liquidity other than cash, if any, it receives from the Conveyed Interest, borrowings from PCEC pursuant to PCEC’s loan commitment as described below or, if available, from other lenders, the $1.0 million letter of credit provided by PCEC as described below, and other immaterial sources (such as interest earned on any amounts reserved by the Trustee).  Other than Trust administrative expenses, including payment of the PCEC operating and services fee, payment of any Trust liabilities and the funding of any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month.  Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, as it did from March 2016 to March 2017 as described in Note 4 to the financial statements, the Trust unitholders will not receive distributions until the borrowed funds, including interest thereon, are repaid.

The Trust calculates the net profits and Royalty Interest Proceeds for the Developed Properties and the Remaining Properties separately. Any excess costs for either the Developed Properties or the Remaining Properties do not reduce net profits calculated for the other.

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

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan additional funds to the Trust to pay necessary expenses. Any funds provided under the letter of credit may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. The Trust plans to borrow funds from PCEC to pay its administrative expenses; consequently, no further distributions would be made to Trust unitholders until the indebtedness created by such amounts drawn or borrowed, including interest thereon, has been paid in full and the cumulative net profits interest deficit for the Developed Properties has been reduced to zero.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2017 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2018.

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

Credit Risk. The Trust’s most significant credit risk is the risk of the bankruptcy of PCEC. The bankruptcy of PCEC could impede the operation of wells and the development of the proved undeveloped reserves. The bankruptcy of PCEC also could adversely affect PCEC ability to make loans to the Trust.  Further, in the event of the bankruptcy of PCEC, if a court were to hold that the net profits interests were part of the bankruptcy estate, the Trust might be treated as an unsecured creditor with respect to the net profits interests.

In addition, one customer accounted for 95% of PCEC’s net sales in 2017.  This customer’s purchase of production from the Orcutt and West Pico properties therefore presents a credit risk to PCEC and consequently the Trust.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  On February 28, 2018 the Court determined that the approved settlement amount had not yet been fully distributed to class members.  As a result, the Court set an additional hearing date of May 22, 2018 to allow time for the claims administrator to determine whether the remaining funds could be distributed to class members. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

Item 1A.             Risk Factors.

There have been no material changes to the Risk Factors disclosed in “Part I—Item 1A.—Risk Factors” of our 2017 Annual Report.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

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

Date: May 2, 2018

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