Form 10-Q
period 2018-06-30
Pacific Coast Oil Trust
filed 2018-07-31
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018

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

As of July 31, 2018, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$52	$88
Investment in conveyed interests, net of amortization	210,740	217,191
Total assets	$210,792	$217,279

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	210,792	217,279
Total Liabilities and Trust Corpus	$210,792	$217,279

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended		Six Months Ended
Thousands of dollars, except unit and per unit amounts	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income from conveyed interests	$2,191	$1,934	$6,163	$3,875
PCEC operating and services fee	(269)	(264)	(536)	(528)
General and administrative expenses	(295)	(191)	(843)	(552)
Cash receipt from borrowing (Note 4)	81	—	81	10
Repayments on borrowing (Note 4)	(81)	—	(81)	(1,142)
Promissory note interest expenses	—	—	—	(10)
Cash reserves used (withheld) for Trust expenses	(45)	1	38	15
Distributable income	$1,582	$1,480	$4,822	$1,668

Distributable income per unit (38,583,158 units)	$0.04101	$0.03836	$0.12499	$0.04323

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Trust corpus, beginning of period	$212,795	$224,171	$217,279	$226,544
Cash reserves (used) withheld for Trust expenses	45	(1)	(38)	(15)
Borrowing used for Trust expenses (Note 4)	(81)	—	(81)	(10)
Repayments on borrowings (Note 4)	81	—	81	1,142
Distributable income	1,582	1,480	4,822	1,668
Distributions to unitholders	(1,582)	(1,480)	(4,822)	(1,668)
Amortization of conveyed interests	(2,048)	(2,492)	(6,449)	(5,983)
Trust corpus, end of period	$210,792	$221,678	$210,792	$221,678

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

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2018 and for the three months and six months ended June 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report”).

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

The following table illustrates information regarding the Trust’s distributions paid during the six months ended June 30, 2018 and 2017.

Six Months Ended June 30, 2018

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2017	January 2, 2018	January 16, 2018	$0.02776
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987
March 29, 2018	April 9, 2018	April 23, 2018	$0.02225
April 27, 2018	n/a	n/a	$—
May 31, 2018	June 11, 2018	June 25, 2018	$0.01876

Six Months Ended June 30, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	n/a	$—
January 31, 2017	February 15, 2017	n/a	$—
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487
March 28, 2017	April 7, 2017	April 14, 2017	$0.02617
April 26, 2017	May 8, 2017	May 18, 2017	$0.00542
May 24, 2017	June 5, 2017	June 15, 2017	$0.00673

Note 3.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During the three-month and six-month periods ended June 30, 2018, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2018, the Trust paid $2,000 to the Delaware Trustee. During the three-month and six-month periods ended June 30, 2017, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2017, the Trust paid $2,000 to the Delaware Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee that is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $87,834 during the first quarter of 2017 and was $88,942 beginning April 1, 2017 through the end of the first quarter of 2018. As of April 1, 2018, the monthly operating and services fee increased to $90,837. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the three-month and six-month periods ended June 30, 2018, PCEC charged the Trust $0.3 million and $0.5 million, respectively, for the operating and services fee. During the three-month and six-month periods ended June 30, 2017, PCEC charged the Trust $0.3 million and $0.5 million, respectively, for the operating and services fee.

Note 4.   Funding Commitment and Letter of Credit

On May 10, 2018, the Trust entered into a promissory note with PCEC (the “2018 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the terms of the 2018 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 5.44% per annum from May 10, 2018 until maturity. On May 10, 2018, the Trust borrowed $80,535 under the terms of the note and repaid the entire amount owed, including interest of $394, in June 2018, and no amount remained outstanding as of June 30, 2018. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month and six-month periods ended June 30, 2018, the Trust incurred a total of $394, respectively, in interest, which was included in the borrowings under the 2018 Promissory Note.

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “2016 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the initial terms of the 2016 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The 2016 Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016 to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until stated maturity (March 31, 2018). The Trust repaid the entire amount of the 2016 Promissory Note in the first quarter of 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month and six-month periods ended June 30, 2017, the Trust incurred a total of $0 and $10,141, respectively, in interest, which was included in the borrowings under the 2016 Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit, or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of June 30, 2018, the letter of credit remains unused.

Note 5.   Commitments and Contingencies

Legal Proceedings

Securities Class Action. The Trust has been named as a defendant in a putative class action as described below.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  The settlement was paid by PCEC and its insurers and no amounts were required to be paid by the Trust.  On May 22, 2018 the Court authorized a distribution of a small amount of funds that had not been distributed to class members to a charity (a cy pres award).  The Court authorization concluded all remaining matters related to the consolidated action and PCEC expects no further matters to arise in connection with the consolidated action.  The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

Permitting.  During 2015, the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located in the conventional formations in the Orcutt oilfield (the “Orcutt Conventional”), which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016. PCEC completed four such modifications in 2017 and has completed three so far in 2018 with one more planned during the remainder of the year.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Environmental Defense Center Complaint. On July 12, 2018, the Environmental Defense Center (“EDC”) filed a complaint against PCEC in the U.S. District Court for the  Central District of California.  The complaint alleges violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) under the Clean Water Act (“CWA”) at PCEC’s Orcutt Hill facility.  (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC has not yet been served by EDC.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

Note 6.   Subsequent Events

In July 2018, PCEC made a cash payment to the Trust in the amount of $1.5 million related to the May 2018 production month. Also in July 2018, the Trust announced there will be a cash distribution of $0.03887 per Trust Unit, to Trust unitholders owning Trust Units as of August 9, 2018.

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

Commodity Prices

In the second quarter of 2018, the Brent crude oil spot price averaged approximately $74.53 per Bbl, compared with approximately $49.55 per Bbl in the second quarter of 2017. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the second quarter of 2018, approximately 99% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the second quarter of 2018, the Henry Hub price averaged approximately $2.85 per MMBtu, compared with approximately $3.08 per MMBtu in the second quarter of 2017.

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

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  The first four such modifications were successfully completed in 2016. PCEC completed four such modifications in 2017 and has completed three so far in 2018 with one more planned during the remainder of the year.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

On July 12, 2018, the EDC filed a complaint against PCEC in U.S. District Court for the Central District of California.  The complaint alleges violations of the Industrial Permit under the CWA at PCEC’s Orcutt Hill facility.  (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC has not yet been served by EDC.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018, income from Conveyed Interests received by the Trust amounted to $2.2 million compared with $1.9 million for the three months ended June 30, 2017.  The increase in income was primarily due to higher oil prices partially offset by lower production. The income received by the Trust during the three months ended June 30, 2018 was associated with net profits from oil and natural gas production from the Developed Properties during the months of February and April 2018, and Royalty Interest Proceeds from oil production from the Remaining Properties located in PCEC’s Orcutt Conventional and Orcutt Diatomite properties during the months of February, March and April 2018. The Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the month of March 2018, as operating expenses and capital expenditures exceeded revenues for the corresponding production period. The income received by the Trust during the three months ended June 30, 2017 was associated with net profits for oil and natural gas production during the months of February, March and April 2017.

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

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,
	2018	2017
Developed Properties:
Underlying sales volmes (Boe) (a)	192,938	216,990
Average daily production (Boe/d)	2,168	2,438
Average price (per Boe)	$65.18	$47.86
Production cost (per Boe) (b)	$36.83	$30.55

Remaining Properties:
Underlying sales volmes (Boe) (c)	39,060	45,385
Average daily production (Boe/d)	439	510
Average price (per Boe)	$62.19	$45.64
Production cost (per Boe) (b)	$29.07	$29.18

(a)  Crude oil sales represented 99% and 98% of sales volumes from the Developed Properties for the three months ended June 30, 2018 and 2017, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three-month periods ended June 30, 2018 and 2017.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended June 30, 2018 and 2017 was determined as shown in the following table:

	Three Months Ended
	June 30,
Thousands of dollars	2018	2017
Developed Properties—80% Net Profits Interest
Oil sales	$12,557	$10,303
Natural gas sales	19	82
Total revenues	12,576	10,385
Costs:
Direct operating expenses:
Lease operating expenses	6,433	6,147
Production and other taxes	673	481
Development expenses	2,945	1,515
Total costs	10,051	8,143
Total income	2,525	2,242
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	$2,020	$1,794

Remaining Properties—25% Net Profits Interest
Oil sales	$2,429	$2,071
Total revenues	2,429	2,071
7.5% ORRI	171	140
Costs:
Direct operating expenses:
Lease operating expenses	1,085	1,218
Production and other taxes	50	106
Development expenses	708	156
Total costs	1,843	1,480
Total income	415	451
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (1)	$104	$113

Total Trust Cash Flow
Income from 80% Net Profits Interest	$2,020	$1,794
7.5% ORRI	171	140
Total income	2,191	1,934
PCEC operating and services fee	(269)	(264)
Total cash received	1,922	1,670
Trust general and administrative expenses and cash withheld for expenses	(340)	(190)
Promissory note amount borrowed from PCEC	81	—
Promissory note amount repayment to PCEC	(81)	—
Distributable Income	$1,582	$1,480

	Three Months Ended
	June 30,
	2018	2017
(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,542)	$(2,049)
Current period	104	113
Ending balance	$(1,438)	$(1,936)

Three Months Ended June 30, 2018 and 2017

Developed Properties — For the three months ended June 30, 2018, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $2.5 million. For the three months ended June 30, 2017, revenues exceeded direct operating expenses and development expenses by $2.2 million.  The $0.3 million period-over-period increase is attributable principally to higher oil prices, partially offset by lower production, higher lease operating expenses and higher development costs in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Average realized prices increased by $17.32 per Boe, or 36%, and sales volumes decreased 24 MBoe, or 11%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in Orcutt Diatomite, increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $6.4 million for the three months ended June 30, 2018 compared to $6.1 million for the three months ended June 30, 2017. This increase is mainly due to mandated remediation projects in Orcutt Diatomite for the three months ended June 30, 2018 compared to the same period in 2017.  Total capital expenditures were approximately $2.9 million for the three months ended June 30, 2018 compared to $1.5 million for the three months ended June 30, 2017.  The increase is primarily due to the microturbine project in West Pico, as well as the acceleration of DOGGR mandated injection repairs in Orcutt Conventional and the commencement of the redrill program in Orcutt Diatomite. Production and other taxes were approximately $0.7 million for the three months ended June 30, 2018 compared to $0.5 million for the three months ended June 30, 2017.

Remaining Properties — For the three months ended June 30, 2018, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $0.4 million. For the three months ended June 30, 2017, revenues exceeded direct operating expenses and development expenses by $0.5 million. The $0.1 million period-over-period decrease is attributable principally to lower production and higher development expenses, offset by higher oil prices and lower lease operating expenses in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Average realized prices increased by $16.54 per Boe, or 36%, and sales volumes decreased 6 MBoe, or 14%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in Orcutt Diatomite and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $1.1 million for the three months ended June 30, 2018 compared to $1.2 million for the three months ended June 30, 2017. Capital expenditures were $0.7 million in the three-month period ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017. The increase is primarily due to the acceleration of DOGGR mandated injection repairs in Orcutt Conventional and the commencement of the redrill program in Orcutt Diatomite. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.2 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.4 million at June 30, 2018 compared to $1.9 million at June 30, 2017.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended June 30, 2018 and 2017.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.3 million for the three months ended June 30, 2018 compared to $0.2 million for the three months ended June 30, 2017.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended June 30, 2018 was $1.9 million compared to $1.7 million for the three months ended June 30, 2017. Distributable income was $1.6 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018, income from Conveyed Interests received by the Trust amounted to $6.2 million compared with $3.9 million for the six months ended June 30, 2017.  The increase in income was primarily due to higher oil prices and lower lease operating expense partially offset by lower production and higher development expenses. The net profits income received by the Trust during the six months ended June 30, 2018 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2017, January through February 2018 and April 2018, and with the Royalty Interest Proceeds relating to production during these same months in addition to March 2018. The Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the month of March 2018, as operating expenses and capital expenditures exceeded revenues for the corresponding production period. The net profits received by the Trust during the six months ended June 30, 2017 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2016 and January through April 2017, and with the Royalty Interest Proceeds relating to production during these same months.

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

The following table displays PCEC’s underlying sales volumes and average realized prices for the Underlying Properties, representing the amounts included in the net profits calculation during the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
Developed Properties:
Underlying sales volmes (Boe) (a)	399,196	447,628
Average daily production (Boe/d)	2,206	2,473
Average price (per Boe)	$63.49	$46.56
Production cost (per Boe) (b)	$34.16	$31.19

Remaining Properties:
Underlying sales volmes (Boe) (c)	84,636	94,666
Average daily production (Boe/d)	468	523
Average price (per Boe)	$60.60	$44.05
Production cost (per Boe) (b)	$29.80	$26.63

(a)  Crude oil sales represented 99% and 98% of sales volumes from the Developed Properties for the six months ended June 30, 2018 and 2017, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the six-month periods ended June 30, 2018 and 2017.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the six months ended June 30, 2018 and 2017 was determined as shown in the following table:

	Six Months Ended
	June 30,
Thousands of dollars	2018	2017
Developed Properties—80% Net Profits Interest
Oil sales	$25,297	$20,691
Natural gas sales	49	151
Total revenues	25,346	20,842
Costs:
Direct operating expenses:
Lease operating expenses	12,510	13,038
Production and other taxes	1,128	925
Development expenses	4,450	2,465
Total costs	18,088	16,428
Total income	7,258	4,414
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	5,806	3,531
Property taxes related to PCEC (1)	—	45
Income from 80% Net Profits Interest	$5,806	$3,576

Remaining Properties—25% Net Profits Interest
Oil sales	$5,127	$4,163
Natural gas sales	2	7
Total revenues	5,129	4,170
7.5% ORRI	357	299
Costs:
Direct operating expenses:
Lease operating expenses	2,352	2,585
Production and other taxes	169	(64)
Development expenses	1,062	740
Total costs	3,583	3,261
Total income	1,189	610
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest	298	153
Property taxes related to PCEC (3)	—	(14)
Income from 25% Net Profits Interest (2)	$298	$139

Total Trust Cash Flow
Income from 80% Net Profits Interest	$5,806	$3,576
7.5% ORRI	357	299
Total income	6,163	3,875
PCEC operating and services fee	(536)	(528)
Total cash received (paid)	5,627	3,347
Trust general and administrative expenses and cash used for expenses	(805)	(537)
Promissory note amount borrowed from PCEC	81	10
Promissory note amount repayment to PCEC	(81)	(1,142)
Promissory note interest amounts	—	(10)
Distributable Income	$4,822	$1,668

	Six Months Ended
	June 30,
	2018	2017
(1) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$—	$45
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$—	$45

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,736)	$(2,075)
Current period	298	139
Ending balance	$(1,438)	$(1,936)

(3) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$—	$(11)
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	(3)
Total PCEC Property Tax Adjustment Not Related to the Trust	$—	$(14)

Six Months Ended June 30, 2018 and 2017

Developed Properties — For the six months ended June 30, 2018, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $7.3 million. For the six months ended June 30, 2017, revenues exceeded direct operating expenses and development expenses by $4.4 million.  The $2.9 million period-over-period increase is attributable principally to higher oil prices and lower lease operating expenses, partially offset by lower production and higher development costs in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Average realized prices increased by $16.93 per Boe, or 36%, and sales volumes decreased 48 MBoe, or 11%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in Orcutt Diatomite, increased regulatory requirements in West Pico and natural production declines. Total lease operating expenses included in the net profits calculation were $12.5 million for the six months ended June 30, 2018 compared to $13.0 million for the six months ended June 30, 2017. The overall decrease period over period is mainly due to fewer planned workovers offset by mandated remediation projects in Orcutt Diatomite. Production and other taxes were approximately $1.1 million for the six months ended June 30, 2018 compared to $0.9 million for the six months ended June 30, 2017. Total capital expenditures were approximately $4.5 million for the six months ended June 30, 2018 compared to $2.5 million for the six months ended June 30, 2017.  The increase is primarily due to the microturbine project in West Pico, as well as the acceleration of DOGGR mandated injection repairs in Orcutt Conventional and the commencement of the redrill program in Orcutt Diatomite.

Remaining Properties — For the six months ended June 30, 2018, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $1.2 million. For the six months ended June 30, 2017, revenues were $0.6 million less than direct operating expenses and development expenses. The $0.6 million period-over-period increase is attributable principally to higher oil prices, partially offset by lower production and higher development expenses in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Average realized prices increased by $16.55 per Boe, or 38%, and sales volumes decreased 10 MBoe, or 11%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in Orcutt Diatomite and natural production declines. Total lease operating expenses included in the net profits calculation were $2.4 million for the six months ended June 30, 2018 compared to $2.6 million for the six months ended June 30, 2017. The overall decrease period over period is mainly due to fewer planned workovers offset by mandated remediation projects in Orcutt Diatomite. Production and other taxes were approximately $0.2 million for the six months ended June 30, 2018 compared to negative $0.1 million for the six months ended June 30, 2017. Capital expenditures were approximately $1.1 million for the six months ended June 30, 2018 compared to $0.7 million for the six months ended June 30, 2017. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.3 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining

Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.4 million at June 30, 2018 compared to $1.9 million at June 30, 2017.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.5 million for operating and services fees for each of the six-month periods ended June 30, 2018 and 2017.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.8 million for the six months ended June 30, 2018 compared to $0.6 million for the six months ended June 30, 2017.

Distributable Income — The total cash received by the Trust from PCEC for the six months ended June 30, 2018 was $5.6 million compared to $2.2 million ($3.3 million less $1.1 million for repayment of the outstanding promissory note to PCEC) for the six months ended June 30, 2017.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, as it did in May 2018 and from March 2016 to March 2017 as described in Note 4 to the financial statements, the Trust unitholders will not receive distributions until the borrowed funds, including interest thereon, are repaid.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2017 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings

Securities Class Action. The Trust has been named as a defendant in a putative class action as described below.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  The settlement was paid by PCEC and its insurers and no amounts were required to be paid by the Trust.  On May 22, 2018 the Court authorized a  distribution of a small amount of funds that had not been distributed to class members to a charity (a cy pres award).  The Court authorization concluded all remaining matters related to the consolidated action and PCEC expects no further matters to arise in connection with the consolidated action.   The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

Environmental Defense Center Complaint. On July 12, 2018, the EDC filed a complaint against PCEC in U.S. District Court for the Central District of California.  The complaint alleges violations of the Industrial Permit under the CWA at PCEC’s Orcutt Hill facility.  (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC has not yet been served by EDC.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

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

Date: July 31, 2018

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