Form 10-Q
period 2018-09-30
Pacific Coast Oil Trust
filed 2018-10-31
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of October 31, 2018, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$11	$88
Investment in conveyed interests, net of amortization	207,125	217,191
Total assets	$207,136	$217,279

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$207,136	$217,279
Total Liabilities and Trust Corpus	$207,136	$217,279

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended		Nine Months Ended
Thousands of dollars, except unit and per unit amounts	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income from conveyed interests	$4,907	$1,999	$11,070	$5,874
PCEC operating and services fee	(272)	(267)	(808)	(795)
General and administrative expenses	(209)	(143)	(1,052)	(695)
Cash receipt from borrowing (Note 4)	—	—	81	10
Repayments on borrowing (Note 4)	—	—	(81)	(1,142)
Promissory note interest expenses	—	—	—	(10)
Interest income	5	—	5	—
Cash reserves used (withheld) for Trust expenses	39	(58)	77	(43)
Distributable income	$4,470	$1,531	$9,292	$3,199

Distributable income per unit (38,583,158 units)	$0.11585	$0.03973	$0.24084	$0.08291

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Trust corpus, beginning of period	$210,792	$221,678	$217,279	$226,544
Cash reserves (used) withheld for Trust expenses	(39)	58	(77)	43
Borrowing used for Trust expenses (Note 4)	—	—	(81)	(10)
Repayments on borrowings (Note 4)	—	—	81	1,142
Distributable income	4,470	1,531	9,292	3,199
Distributions to unitholders	(4,470)	(1,531)	(9,292)	(3,199)
Amortization of conveyed interests	(3,617)	(2,678)	(10,066)	(8,661)
Trust corpus, end of period	$207,136	$219,058	$207,136	$219,058

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

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2018 and for the three months and nine months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report”).

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

The following table illustrates information regarding the Trust’s distributions paid during the nine months ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2017	January 2, 2018	January 16, 2018	$0.02776
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987
March 29, 2018	April 9, 2018	April 23, 2018	$0.02225
April 27, 2018	n/a	n/a	$—
May 31, 2018	June 11, 2018	June 25, 2018	$0.01876
June 27, 2018	July 9, 2018	July 23, 2018	$0.03635
July 30, 2018	August 9, 2018	August 23, 2018	$0.03887
August 27, 2018	September 6, 2018	September 20, 2018	$0.04063

Nine Months Ended September 30, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	n/a	$—
January 31, 2017	February 15, 2017	n/a	$—
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487
March 28, 2017	April 7, 2017	April 14, 2017	$0.02617
April 26, 2017	May 8, 2017	May 18, 2017	$0.00542
May 24, 2017	June 5, 2017	June 15, 2017	$0.00673
June 30, 2017	July 10, 2017	July 20, 2017	$0.02776
July 28, 2017	August 7, 2017	August 17, 2017	$0.00266
August 25, 2017	September 5, 2017	September 15, 2017	$0.00931

Note 3.         Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During the three-month and nine-month periods ended September 30, 2018, the Trust paid $50,000 and $150,000, respectively, to the Trustee. During the three-month and nine-month periods ended September 30, 2018, the Trust paid $0 and $2,000, respectively, to the Delaware Trustee. During the three-month and nine-month periods ended September 30, 2017, the Trust paid $50,000 and $150,000, respectively, to the Trustee. During the three-month and nine-month periods ended September 30, 2017, the Trust paid $0 and $2,000, respectively, to the Delaware Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee that is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $87,834 during the first quarter of 2017 and was $88,942 beginning April 1, 2017 through the end of the first quarter of 2018. As of April 1, 2018, the monthly operating and services fee increased to $90,837. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the three-month and nine-month periods ended September 30, 2018, PCEC charged the Trust $0.3 million and $0.8 million, respectively, for the operating and services fee. During the three-month and nine-month periods ended September 30, 2017, PCEC charged the Trust $0.3 million and $0.8 million, respectively, for the operating and services fee.

Note 4.         Funding Commitment and Letter of Credit

On May 10, 2018, the Trust entered into a promissory note with PCEC (the “2018 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the terms of the 2018 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 5.44% per annum from May 10, 2018 until maturity. On May 10, 2018, the Trust borrowed $80,535 under the terms of the note and repaid the entire amount owed, including interest of $394, in June 2018, and no amount remained outstanding as of September 30, 2018. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month and nine-month periods ended September 30, 2018, the Trust incurred a total of $0 and $394, respectively, in interest, which was included in the borrowings under the 2018 Promissory Note.

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “2016 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the initial terms of the 2016 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The 2016 Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016 to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until stated maturity (March 31, 2018). The Trust repaid the entire amount of the 2016 Promissory Note in the first quarter of 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the three-month and nine-month periods ended September 30, 2017, the Trust incurred a total of $0 and $10,141, respectively, in interest, which was included in the borrowings under the 2016 Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit, or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of September 30, 2018, the letter of credit remains unused.

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

Permitting.  During 2015, the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located in the conventional formations in the Orcutt oilfield (the “Orcutt Conventional”), which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  PCEC completed four such modifications in each of 2016 and 2017 and has completed four to date in 2018.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Environmental Defense Center Complaint. On July 12, 2018, the Environmental Defense Center (“EDC”) filed a complaint against PCEC in the U.S. District Court for the  Central District of California.  The complaint alleges violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) under the Clean Water Act (“CWA”) at PCEC’s Orcutt Hill facility.  (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC waived service of the complaint on October 5, 2018.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

Note 6.         Subsequent Events

In October 2018, PCEC made a cash payment to the Trust in the amount of $1.3 million related to the August 2018 production month. Also in October 2018, the Trust announced there will be a cash distribution of $0.01693 per Trust Unit, to Trust unitholders owning Trust Units as of November 5, 2018.

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

Commodity Prices

In the third quarter of 2018, the Brent crude oil spot price averaged approximately $75.07 per Bbl, compared with approximately $52.10 per Bbl in the third quarter of 2017. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the third quarter of 2018, approximately 98% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the third quarter of 2018, the Henry Hub price averaged approximately $2.93 per MMBtu, compared with approximately $2.94 per MMBtu in the third quarter of 2017.

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

Permitting.  During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. In September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified.  PCEC completed four such modifications in each of 2016 and 2017 and has completed four to date in 2018.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Environmental Defense Center Complaint.  On July 12, 2018, the EDC filed a complaint against PCEC in U.S. District Court for the Central District of California.  The complaint alleges violations of the Industrial Permit under the CWA at PCEC’s Orcutt Hill facility.  (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC waived service of the complaint on October 5, 2018.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018, income from Conveyed Interests received by the Trust amounted to $4.9 million compared with $2.0 million for the three months ended September 30, 2017.  The increase in income was primarily due to higher oil prices partially offset by lower production. The income received by the Trust during the three months ended September 30, 2018 was associated with net profits from oil and natural gas production from the Developed Properties during the months of May, June and July 2018, and Royalty Interest Proceeds from oil production from the Remaining Properties located in PCEC’s Orcutt Conventional and Orcutt Diatomite properties during those same months. The income received by the Trust during the three months ended September 30, 2017 was associated with net profits for oil and natural gas production during the months of May, June and July 2017.

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

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30,
	2018	2017
Developed Properties:
Underlying sales volmes (Boe) (a)	204,443	222,673
Average daily production (Boe/d)	2,222	2,420
Average price (per Boe)	$71.51	$43.49
Production cost (per Boe) (b)	$38.88	$31.94

Remaining Properties:
Underlying sales volmes (Boe) (c)	42,663	47,139
Average daily production (Boe/d)	464	512
Average price (per Boe)	$69.59	$41.21
Production cost (per Boe) (b)	$33.60	$28.02

(a)  Crude oil sales represented 98% of sales volumes from the Developed Properties for each of the three-month periods ended September 30, 2018 and 2017.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three-month periods ended September 30, 2018 and 2017.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended September 30, 2018 and 2017 was determined as shown in the following table:

	Three Months Ended
	September 30,
Thousands of dollars	2018	2017
Developed Properties—80% Net Profits Interest
Oil sales	$14,571	$9,598
Natural gas sales	49	86
Total revenues	14,620	9,684
Costs:
Direct operating expenses:
Lease operating expenses	7,404	6,655
Production and other taxes	545	457
Development expenses	806	232
Total costs	8,755	7,344
Total income	5,865	2,340
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	4,692	1,872
Property taxes related to PCEC (2)	3	—
Income from 80% Net Profits Interest	$4,695	$1,872

Remaining Properties—25% Net Profits Interest
Oil sales	$2,968	$1,939
Natural gas sales	1	3
Total revenues	2,969	1,942
7.5% ORRI	212	127
Costs:
Direct operating expenses:
Lease operating expenses	1,382	1,210
Production and other taxes	53	111
Development expenses	1,472	46
Total costs	2,907	1,367
Total income (loss)	(150)	448
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (1)	$—	$112
25% Net Profits Interest Deficit (1)	$(38)	$—

Total Trust Cash Flow
Income from 80% Net Profits Interest	$4,695	$1,872
7.5% ORRI	212	127
Total income	4,907	1,999
PCEC operating and services fee	(272)	(267)
Total cash received	4,635	1,732
Trust general and administrative expenses and cash withheld for expenses	(170)	(201)
Interest income	5	—
Distributable Income	$4,470	$1,531

	Three Months Ended
	September 30,
	2018	2017
(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,438)	$(1,936)
Current period	(38)	112
Ending balance	$(1,476)	$(1,824)
(2) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$7	$—
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	(4)	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$3	$—

Three Months Ended September 30, 2018 and 2017

Developed Properties — For the three months ended September 30, 2018, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $5.9 million. For the three months ended September 30, 2017, revenues exceeded direct operating expenses and development expenses by $2.3 million.  The $3.6 million period-over-period increase is attributable principally to higher oil prices, partially offset by lower production, higher lease operating expenses and higher development costs in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Average realized prices increased by $28.02 per Boe, or 64%, and sales volumes decreased 18 MBoe, or 8%. The decrease in production period over period is primarily due to lower-than-expected performance from the Los Angeles Basin properties as well as natural production declines.  West Pico production declined in the 2018 period compared to the 2017 period due to a backlog of shut-in wells requiring workovers to be returned to production upon the resumption of unrestricted gas export from the property following the temporary shutdown downstream of the natural gas export pipeline from West Pico from December 2017 to April 2018.  Production from East Coyote and Sawtelle declined in the 2018 period compared to the 2017 period due to the temporary shutdown of wells from sanding and well failures as well as injection constraints at both fields.  In addition, Orcutt Conventional production declined in the 2018 period compared to the 2017 period due to water injection constraints that have since been resolved. Total lease operating expenses included in the net profits calculation during the quarter were $7.4 million for the three months ended September 30, 2018 compared to $6.7 million for the three months ended September 30, 2017. This increase is mainly due to increased utility and regulatory costs in Orcutt Conventional in addition to higher costs at West Pico due to increased frequency of well failures and repairs for the three months ended September 30, 2018 compared to the same period in 2017.  Total capital expenditures were approximately $0.8 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017.  The increase is primarily due to the microturbine project in West Pico and higher abandonment costs in Orcutt Conventional. Production and other taxes were approximately $0.5 million for the each of the three-month periods ended September 30, 2018 and September 30, 2017.

Remaining Properties — For the three months ended September 30, 2018, direct operating expenses and development expenses for the Remaining Properties exceeded revenues by $0.2 million. For the three months ended September 30, 2017, revenues exceeded direct operating expenses and development expenses by $0.4 million. The $0.6 million period-over-period decrease is attributable principally to lower production and higher development expenses, offset by higher oil prices in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Average realized prices increased by $28.38 per Boe, or 69%, and sales volumes decreased 4 MBoe, or 9%. The decrease in production period over period is primarily due to below expected oil recoveries from steaming operations, delays in the pace of Orcutt Diatomite redrills and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $1.4 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017. Capital expenditures were $1.5 million in the three-month period ended September 30, 2018, compared to less than $0.1 million for the three months ended September 30, 2017. The increase is primarily due to the commencement of the redrill program in Orcutt Diatomite. Since a cumulative deficit existed on the 25% net profits interest, the Trust received Royalty Interest Proceeds of approximately $0.2 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, from the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.5 million at September 30, 2018 compared to $1.8 million at September 30, 2017.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended September 30, 2018 and 2017.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.2 million for the three months ended September 30, 2018 compared to $0.1 million for the three months ended September 30, 2017.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended September 30, 2018 was $4.6 million compared to $1.7 million for the three months ended September 30, 2017. Distributable income was $4.5 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

For the nine months ended September 30, 2018, income from Conveyed Interests received by the Trust amounted to $11.1 million compared with $5.9 million for the nine months ended September 30, 2017.  The increase in income was primarily due to higher oil prices partially offset by lower production and higher development expenses. The income received by the Trust during the nine months ended September 30, 2018 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2017, January through February 2018 and April through July 2018, and with the Royalty Interest Proceeds relating to production during these same months in addition to March 2018. The Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the month of March 2018, as operating expenses and capital expenditures exceeded revenues for the corresponding production period. The income received by the Trust during the nine months ended September 30, 2017 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2016 and January through July 2017, and with the Royalty Interest Proceeds relating to production during these same months.

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

The following table displays PCEC’s underlying sales volumes and average realized prices for the Underlying Properties, representing the amounts included in the net profits calculation during the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
Developed Properties:
Underlying sales volmes (Boe) (a)	603,639	670,302
Average daily production (Boe/d)	2,211	2,455
Average price (per Boe)	$66.21	$45.54
Production cost (per Boe) (b)	$35.76	$31.44

Remaining Properties:
Underlying sales volmes (Boe) (c)	127,299	141,805
Average daily production (Boe/d)	466	519
Average price (per Boe)	$63.61	$43.11
Production cost (per Boe) (b)	$31.07	$27.09

(a)  Crude oil sales represented 99% and 98% of sales volumes from the Developed Properties for the nine-month periods ended September 30, 2018 and 2017, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the nine-month periods ended September 30, 2018 and 2017.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the nine months ended September 30, 2018 and 2017 was determined as shown in the following table:

	Nine Months Ended
	September 30,
Thousands of dollars	2018	2017
Developed Properties—80% Net Profits Interest
Oil sales	$39,868	$30,289
Natural gas sales	98	237
Total revenues	39,966	30,526
Costs:
Direct operating expenses:
Lease operating expenses	19,914	19,693
Production and other taxes	1,673	1,382
Development expenses	5,256	2,697
Total costs	26,843	23,772
Total income	13,123	6,754
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	10,498	5,403
Property taxes related to PCEC (1)	3	45
Income from 80% Net Profits Interest	$10,501	$5,448

Remaining Properties—25% Net Profits Interest
Oil sales	$8,095	$6,102
Natural gas sales	3	10
Total revenues	8,098	6,112
7.5% ORRI	569	426
Costs:
Direct operating expenses:
Lease operating expenses	3,734	3,795
Production and other taxes	222	47
Development expenses	2,534	786
Total costs	6,490	4,628
Total income	1,039	1,058
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest	260	265
Property taxes related to PCEC (3)	—	(14)
Income from 25% Net Profits Interest (2)	$260	$251

Total Trust Cash Flow
Income from 80% Net Profits Interest	$10,501	$5,448
7.5% ORRI	569	426
Total income	11,070	5,874
PCEC operating and services fee	(808)	(795)
Total cash received	10,262	5,079
Trust general and administrative expenses and cash used for expenses	(975)	(738)
Promissory note amount borrowed from PCEC	81	10
Promissory note amount repayment to PCEC	(81)	(1,142)
Promissory note interest amounts	—	(10)
Interest income	5	—
Distributable Income	$9,292	$3,199

	Nine Months Ended
	September 30,
	2018	2017
(1) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$7	$45
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	(4)	—
Total PCEC Property Tax Adjustment Not Related to the Trust	$3	$45

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,736)	$(2,075)
Current period	260	251
Ending balance	$(1,476)	$(1,824)

(3) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$—	$(11)
Amount related to PCEC ownership from September 23, 2013 through June 9, 2014	—	(3)
Total PCEC Property Tax Adjustment Not Related to the Trust	$—	$(14)

Nine Months Ended September 30, 2018 and 2017

Developed Properties — For the nine months ended September 30, 2018, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $13.1 million. For the nine months ended September 30, 2017, revenues exceeded direct operating expenses and development expenses by $6.8 million.  The $6.3 million period-over-period increase is attributable principally to higher oil prices, partially offset by lower production and higher development costs in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Average realized prices increased by $20.67 per Boe, or 45%, and sales volumes decreased 67 MBoe, or 10%. The decrease in production period over period is primarily due to lower-than-expected performance from the Los Angeles Basin properties as well as natural production declines.  West Pico production declined in the 2018 period compared to the 2017 period due to a backlog of shut-in wells requiring workovers to be returned to production upon the resumption of unrestricted gas export from the property following the temporary shutdown downstream of the natural gas export pipeline from West Pico from December 2017 to April 2018.  Production from East Coyote and Sawtelle declined in the 2018 period compared to the 2017 period due to the temporary shutdown of wells from sanding and well failures as well as injection constraints at both fields.  In addition, Orcutt Conventional production declined in the 2018 period compared to the 2017 period due to water injection constraints that have since been resolved. Total lease operating expenses included in the net profits calculation were $19.9 million for the nine months ended September 30, 2018 compared to $19.7 million for the nine months ended September 30, 2017. Production and other taxes were approximately $1.7 million for the nine months ended September 30, 2018 compared to $1.4 million for the nine months ended September 30, 2017. Total capital expenditures were approximately $5.3 million for the nine months ended September 30, 2018 compared to $2.7 million for the nine months ended September 30, 2017.  The increase is primarily due to the microturbine project in West Pico and higher abandonment costs in Orcutt Conventional.

Remaining Properties — For the nine months ended September 30, 2018, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $1.0 million. For the nine months ended September 30, 2017, revenues exceeded direct operating expenses and development expenses by $1.1 million. The $0.1 million period-over-period decrease is attributable principally to lower production and higher development expenses, partially offset by higher oil prices in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Average realized prices increased by $20.50 per Boe, or 48%, and sales volumes decreased 15 MBoe, or 10%. The decrease in production period over period is primarily due to  natural production declines. Total lease operating expenses included in the net profits calculation were $3.7 million for the nine months ended September 30, 2018 compared to $3.8 million for the nine months ended September 30, 2017. Production and other taxes were approximately $0.2 million for the nine months ended September 30, 2018 compared to less than $0.1 million for the nine months ended September 30, 2017. Capital expenditures were approximately $2.5 million for the nine months ended September 30, 2018 compared to $0.8 million for the nine months ended September 30, 2017. The increase is primarily due to the commencement of the redrill program in Orcutt Diatomite. Since a cumulative deficit existed on the 25% net profits interest, the Trust received Royalty Interest Proceeds of approximately $0.6 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively, from the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.5 million at September 30, 2018 compared to $1.8 million at September 30, 2017.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.8 million for operating and services fees for each of the nine-month periods ended September 30, 2018 and 2017.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $1.1 million for the nine months ended September 30, 2018 compared to $0.7 million for the nine months ended September 30, 2017.

Distributable Income — The total cash received by the Trust from PCEC for the nine months ended September 30, 2018 was $10.3 million compared to $3.9 million ($5.0 million less $1.1 million for repayment of the outstanding promissory note to PCEC) for the nine months ended September 30, 2017. Distributable income was $9.3 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2017 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

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

Environmental Defense Center Complaint. On July 12, 2018, the EDC filed a complaint against PCEC in U.S. District Court for the Central District of California.  The complaint alleges violations of the Industrial Permit under the CWA at PCEC’s Orcutt Hill facility.  (See the Trust’s 2017 Annual Report for a description of the CWA and risks associated with PCEC’s compliance with environmental laws and regulations.)  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC waived service of the complaint on October 5, 2018.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

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

Date: October 31, 2018

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