Form 10-K
period 2018-12-31
Pacific Coast Oil Trust
filed 2019-03-08
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust held by non-affiliates of the registrant at the closing price on June 29, 2018 of $2.30 was approximately $88,741,263.

As of March 8, 2019, 38,583,158 Units of Beneficial Interest of the Trust were outstanding.

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

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Underlying Properties consist of (i) the proved developed reserves as of December 31, 2011 on the Underlying Properties, which are referred to as the “Developed Properties,” and (ii) all other development potential on the Underlying Properties, which are referred to as the “Remaining Properties.” Production from the Developed Properties attributable to the Trust is produced from wells that, because they have already been drilled, generally require limited additional capital expenditures. Production from the Remaining Properties that is attributable to the Trust requires capital expenditures for the drilling of wells and installation of infrastructure. PCEC supplies the required capital on behalf of the Trust during the drilling and development period; however, because the costs initially incurred exceed gross proceeds, the Remaining Properties currently have negative net profits. During this period of negative net profits, instead of being paid net profits, the Trust is paid 7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production costs) attributable to the sale of all oil and natural gas production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (the “Royalty Interest Proceeds”). Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, then the NPI on the Remaining Properties will be paid out (“NPI Payout”) in place of the Royalty Interest Proceeds. Collectively, these interests entitle the Trust to receive the following:

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. As of December 31, 2018, the Trust had cash reserves of $0 for future Trust expenses. Commencing with the distribution to unitholders payable in the first month of 2019, the Trustee intends to withhold the greater of $10,000 or 3.5% of the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $350,000. Accordingly, in February 2019, the Trustee withheld approximately $17,000 from the funds otherwise available for distribution. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

PCEC provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. Further, PCEC may loan funds to the Trust necessary to pay such expenses, and PCEC has agreed to do so under certain circumstances and did so during 2016, early 2017 and May 2018. Any funds provided under the letter of credit or loaned by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid in full. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms-length transaction between PCEC and an unaffiliated third party.  In May 2018, the Trust borrowed $80,535 from PCEC as Trust expenses exceeded income form the Conveyed Intersests for the month of March 2018, and repaid the entire amount owed, including interest of $394, in June 2018. In February 2016, the Trust borrowed $232,000 from PCEC as Trust expenses exceeded income from the Conveyed Interests for the month of February and March 2016.  Subsequent borrowings, including interest thereon, and repayments added an additional $900,450 to the original $232,000 amount, resulting in an outstanding note balance as of December 31, 2016, of $1,132,450 owed to PCEC, which was fully repaid in March 2017 with the proceeds received by the Trust. If the Trust draws on the letter of credit or PCEC loans additional funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid.

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

During the year ended December 31, 2018, PCEC sold the oil produced from the Underlying Properties to third-party oil purchasers. Oil production from the Underlying Properties is typically transported by pipeline from the field to a gathering facility or refinery. PCEC sells the majority of the oil production from the Underlying Properties under contracts using market-sensitive pricing. The price received by PCEC for the crude oil production from the Underlying Properties is based upon published industry standard market-sensitive regional price postings, adjusted based upon delivery location and actual quality of the crude produced. In 2018 and 2017, Phillips 66 accounted for 88% and 95%, respectively, of PCEC’s net sales. All natural gas produced by PCEC at Orcutt Hill is consumed in the lifting and production of the Diatomite and Conventional Orcutt crude; all other natural gas produced is marketed and sold to third-party purchasers, based upon published standard industry market-sensitive regional price postings for the natural gas.

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust assets and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 38,583,158 Trust Units outstanding as of December 31, 2018.

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

Unless otherwise advised by counsel or the Internal Revenue Service (“IRS”), the Trustee will treat the income and expenses of the Trust for each month as belonging to the Trust unitholders of record on the monthly record date. Trust unitholders generally will recognize income and expenses for tax purposes in the month the Trust receives or pays those amounts, rather than in the month the Trust distributes the cash to which such income or expenses (as applicable) relate, which may cause minor variances. For example, the Trustee could establish a reserve in one month that would not result in a tax deduction until a later month. See “—Federal Income Tax Matters.”

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

•                  at the option of PCEC (or any subsequent owner of the Underlying Properties), amounts reserved for approved development expenditure projects, including well drilling, recompletion and workover costs, which amounts will at no time exceed $2.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross profits when actually incurred); and

•                        all costs accrued for future plugging and abandonment of any well or facility (provided that such amounts shall not be included as deductions in subsequent periods).

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

Available Trust Tax Information and U.S. Federal Income Tax Rates

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2018 federal and state income tax returns. This tax information booklet can be obtained at www.pacificcoastoiltrust.com.

The highest marginal U.S. federal income tax rate applicable to ordinary income is 37% for taxable years beginning on or after January 1, 2018, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 21% for taxable years beginning on or after January 1, 2018, and such rate applies to both ordinary income and capital gains.

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

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of PCEC’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry may increase the cost of doing business in the industry and may consequently affect profitability. PCEC believes that it is in material compliance with all existing environmental laws and regulations applicable to its current operations. However, the recent trend in environmental law and regulation has been to place more restrictions and limitations on activities that may affect the environment. Since taking office, the Administration of President Trump has taken steps aimed at reducing regulatory burdens and costs for the oil and gas industry, at least at the federal level; nevertheless, changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on PCEC’s development expenses, results of operations and financial position. Moreover, accidental releases or spills may occur in the course of PCEC’s operations, and PCEC could incur significant costs and liabilities as a result of such releases or spills, including any third-

party claims for damage to property, natural resources or persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products in the environment. PCEC’s inability to obtain future discretionary permits could limit the future performance of the Conveyed Interests.

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

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA has delegated authority to the individual states to administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In accordance with a December 2016 settlement agreement, EPA agreed to decide by March 2019 whether to revise the EPA’s current determination exempting oil and gas wastes from regulation as hazardous wastes under RCRA. While the EPA has not taken any action toward changing the status of oil and gas wastes under RCRA, any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. PCEC may, from time to time generate hazardous waste that is subject to RCRA.  Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

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

At the Orcutt Diatomite properties, the cyclic steam stimulation technique has the potential to stimulate the release of hydrocarbons from the separate, overlying outcrop formation. This outcrop formation at points is very shallow and reaches the surface at a number of locations. Historically, this has led to naturally occurring seeps onto the surface. A number of these seeps have occurred in the vicinity of PCEC’s Diatomite operations. PCEC regularly inspects this surface area for seeps, and notifies appropriate authorities when required. PCEC uses collection drains to contain and collect these hydrocarbons under agency supervision so that they do not escape into the environment. The small amounts of hydrocarbons collected from the seeps are gathered along with PCEC’s other production from its Orcutt properties.

Water discharges.  The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States and waters of the state, respectively. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA and/or an analogous state agency. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“ACE”). CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System (“NPDES”) permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

In September 2015, new EPA and ACE rules defining the scope of the “waters of the United States,” and EPA’s and the ACE jurisdiction, became effective (“2015 Rule”).  The 2015 Rule has been challenged in multiple courts on the grounds that it unlawfully expands the reach of CWA programs. Due to the status of pending litigation, the 2015 Rule is currently in effect in 22 states, including California. In the remaining states, regulations in effect before promulgation of the 2015 Rule and guidance interpreting relevant United Sates Supreme Court rulings are in effect. On December 11, 2018, the heads of the EPA and ACE signed a proposed regulation that would revise the definition of waters of the United States to reduce its reach from the 2015 Rule (“2018 Pre-Proposal Rule”).  The fates of the 2015 Rule and the 2018 Pre-Proposal Rule and applicability of the rules during current and future litigation are uncertain; however, to the extent the 2015 Rule is in effect, it expands the scope of CWA jurisdiction, and PCEC could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other waters of the United States.

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

Underground injection control (“UIC”). The Safe Drinking Water Act (“SDWA”) and comparable state laws regulate the construction, operation, permitting and closure of injection wells that place fluids underground for storage or disposal. Under the SDWA’s UIC Program, producers must obtain federal or state Class II injection well permits and routinely monitor and report fluid volumes, pressures and chemistry, and conduct mechanical integrity tests on injection wells. While in some states the EPA itself implements the UIC Program for Class II wells, which are used to inject brines and other fluids associated with oil and gas production, other states such as California have been delegated primary enforcement authority with respect to the regulation of Class II wells. In response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewater, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. As a result of these concerns, regulators in some states are considering additional requirements related to seismic safety.

In addition, in July 2014, the EPA sent a letter to the California Environmental Protection Agency and California Natural Resources Agency describing “serious deficiencies” in the state’s UIC Program and setting forth comprehensive requirements and deadlines for bringing the program into compliance with federal regulations by February 2017. In its letter, the EPA mandated an in-depth review of all existing Class II wells in California that may be injecting into non-exempt aquifers as well as a review of the state’s aquifer exemption process. In addition, the EPA directed the state to prohibit new and existing injections into aquifers that have not been approved as exempt by the EPA by February 15, 2017. The state responded by promising to comply with the EPA’s directives through a combination of rulemaking and administrative orders. The California Department of Conservation, Division of Oil of Oil, Gas, and Geothermal Resources (“DOGGR”) has worked with the EPA and the California State Water Board to develop a corrective action plan with specific deadlines for ending Class II injection into non-exempt aquifers. The EPA’s enhanced oversight of the California Class II injection well program is ongoing.  The aquifers that PCEC injects into have all been tested and have over 10,000 milligrams per liter total dissolved solids, making the aquifers exempt and allowable for injection.  The data has been submitted and accepted by the DOGGR.

Air emissions. The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. For example, in 2012 the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and futher require that most wells use reduced emission completions, also known as “green completions”. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed  oil and gas facilities that require control of greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require PCEC to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

The EPA also is charged with establishing ambient air quality standards, the implementation of which can indirectly impact PCEC’s operationsn. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”), for ozone from 75 to 70 parts per billion. A number of state and industry petitioners filed suit in the U.S. Court of Appeals for the District of Columbia Circuit, challenging the 2015 ozone NAAQS.  The outcome of the litigation challenging the standard is unknown at this time. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit PCEC’s ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Compliance with these rules or standards promulgated under the CAA could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact  PCEC’s business. States can impose air emissions limitations that are more stringent than the federal standards imposed by the EPA, and California air quality laws and regulations are in many instances more stringent than comparable federal laws and regulations. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Regulatory requirements relating to air emissions are particularly stringent in Southern California and Santa Barbara County.

Climate change. In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

In December 2015, the EPA finalized rules that added new sources to the scope of greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as described above, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities (“Methane Rule”). However, following the November 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. While the ultimate fate of the Methane Rule is unclear, it may require PCEC to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases and many states have already taken legal measures to reduce emissions of greenhouse gases primarily through the implementation of state and/or regional greenhouse gas cap-and-trade programs. Most of these cap-and-trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

California has been one of the leading states in adopting greenhouse gas emission reduction requirements and has implemented a cap-and-trade program as well as mandates for renewable fuels sources. California’s cap-and-trade program requires PCEC to report greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. This includes the oil and natural gas extraction sector of which PCEC is a part. PCEC’s main sources of greenhouse gas emissions for its oil and gas operations are primarily attributable to emissions from internal combustion engines powering wells, emissions from drilling rigs and the steam generators that are used to produce steam for cyclic steaming. In June 2017, California passed AB 398, legislation extending the cap-and-trade program from its previous set termination of 2020 to 2030.  The program will continue largely unchanged, and PCEC will continue to be required to obtain authorizations for each metric ton of greenhouses emitted, either in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by California, but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time.  These regulations increase PCEC’s costs for those operations and adversely affect its operating results and the amount of net profits it pays to the Trust. PCEC is in compliance with California’s program.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require PCEC to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, or comply with new regulatory or reporting requirements, or they could promote the use of alternative fuels and thereby decrease demand for the oil and gas PCEC produces. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on PCEC’s business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Such climatic events could have an adverse effect on PCEC’s financial condition and results of operations.

National Environmental Policy Act and California Environmental Quality Act.  Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended (“NEPA”). Some of PCEC’s production, most notably from the Sawtelle property, is located on federally-administered land and therefore permits or authorizations issued for this field may be subject to NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions with the potential to significantly impact the environment, including issuance by the ACE of an individual CWA Section 404 permit. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

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

Accidental spills or releases may occur in the course of operations, and PCEC may incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. In addition, PCEC is likely to incur remediation costs for property, wells and facilities at the end of their useful lives. Moreover, the passage of more stringent laws or regulations in the future may have a negative impact on PCEC’s business, financial condition and results of operations, or its ability to make distributions to the Trust.

Idle Wells.  In September 2016, California passed AB 2729 with a stated intended purpose to reduce the state’s inventory of idle wells and to ensure protection of public health and the environment. The bill is administered by DOGGR and beginning January 1, 2018, all operators must either (i) submit an idle well management plan (“IWMP”) for the management and elimination of all long-term idle wells or (ii) pay annual fees for each idle well by January 31 of each year.  Required elimination of idle wells is based on the number of idle wells an operator has.  For 2019, PCEC will be required to eliminate two more wells if an IWMP is submitted, otherwise fees will be due.

Beginning in April 2019, DOGGR is expected to implement new regulations that would require PCEC to undertake certain actions with respect to idle wells. These regulations are expected to require each idle well, within six years and every four to eight years thereafter, to pass a casing integrity pressure test (“CIPT”) to prove its mechanical integrity, which would involve placing a workover rig on the well to pressure test the casing. In addition, to ensure that each idle well remains in a condition conducive to its eventual abandonment, if necessary, DOGGR is expected to require operators to clean out or tag each idle well, within eight years and then every four years thereafter, to verify access for future abandonment. Finally, operators will be required to submit an engineering analysis for each idle well that provides satisfactory evidence that the well is viable to be returned to production and has mechanical integrity. If DOGGR determines that a well is not viable to return to production, the well must be abandoned within a specified timeframe. Because PCEC has not previously performed a CIPT and has not previously cleaned out or tagged idle wells to verify access for future abandonment, PCEC is unable to estimate how many of its idle wells will be in compliance with the CIPT or with the rules regarding cleaning out or tagging.If a well fails the CIPT or is unable to be cleaned out or tagged, DOGGR will require remedial action in the form of abandonment or repair. PCEC estimates that there are currently 116 idle wells on the Underlying Properties.

Where You Can Find Other Information

The Trust makes certain filings with the Securities and Exchange Commission (the “SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, www.pacificcoastoiltrust.com, as soon as reasonably practicable after the date they are filed with,or furnished to, the SEC. These filings are also available through the SEC’s website, www.sec.gov. The Trust’s press releases and any recent investor presentations made by PCEC are also available on the Trust’s website.

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

•                  the level and effect of trading in commodity futures markets, including by commodity price speculators; and

•                  acts of force majeure.

In 2018, Brent oil prices ranged from $50.57 per Bbl to $86.07 per Bbl. In 2017, Brent oil prices ranged from $43.98 per Bbl to $66.80 per Bbl. In 2018, Henry Hub natural gas prices ranged from $2.49 per MMBtu to $6.24 per MMBtu. In 2017, Henry Hub natural gas prices ranged from $2.44 per MMBtu to $3.80 per MMBtu. Profits to which the Trust is entitled are especially sensitive to oil prices, because oil is a high percentage of production from the Underlying Properties. In 2018, oil represented 99% of production from the Underlying Properties.  Lower average realized prices have affected the Trust’s cash distributions to unitholders.  For example, for the periods from February 2016 through February 2017, no cash distributions were made as Trust expenses exceeded the proceeds received from the Conveyed Interests.

Changes in the prices of oil and natural gas may reduce profits to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, PCEC or any third-party operator could determine during periods of low commodity prices to shut in or curtail production from wells on the Underlying Properties. In addition, PCEC or any third-party operator could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, PCEC or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of any Conveyed Interest relating to the abandoned well or property. In addition, the costs of plugging and abandonment of wells or property, including costs that PCEC, in its sole discretion, may accrue for future plugging and abandonment, would be deducted from gross profits attributable to the Trust’s interest and therefore would reduce future cash distributions to Trust unitholders.

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

PCEC is not obligated to undertake any development activities. As a result, any drilling or completion activities will be subject to the reasonable discretion of PCEC. Any plans to increase production in the Orcutt Diatomite and West Pico properties beyond the currently permitted wells will require additional permits and approvals from various state and local agencies. Such permits may not be issued in a timely manner or at all. Additionally, the ability of PCEC or any third-party operator to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

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

If planned operations, including drilling of development wells, are delayed or cancelled, or if production from existing wells or development wells is lower than anticipated due to one or more of the factors above or for any other reason, distributions to Trust unitholders may be reduced. Further, if PCEC or any third-party operator incurs increased costs due to one or more of the above factors or for any other reason and is not able to recover such costs from insurance, distributions to Trust unitholders may be reduced.

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence PCEC or control the operations or development of the Underlying Properties.

The Trust Units are a passive investment that entitle the Trust unitholder only to receive cash distributions from the Conveyed Interests. Trust unitholders have no voting rights with respect to PCEC and, therefore, have no managerial, contractual or other ability to influence PCEC’s activities or the operations of the Underlying Properties. PCEC operated approximately 98% of the average daily production from the Underlying Properties located at Orcutt and West Pico for the year ended December 31, 2018 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, PCEC may take actions that are in its own interest that may be different from the interests of the Trust.

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

PCEC may at any time transfer all or part of the Underlying Properties, subject to and burdened by the applicable Conveyed Interests, and may abandon individual wells or properties reasonably believed to be uneconomic. Trust unitholders are not entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer. Following any sale or transfer of any of the Underlying Properties, the applicable Net Profits Interest and if applicable, the Royalty Interest, will continue to burden the transferred property, and net profits and royalties attributable to such transferred property will be calculated for such transferred property on a standalone basis using the computation of net profits and royalties set forth in the Conveyance related to the Conveyed Interests. PCEC may delegate to the transferee responsibility for all of PCEC’s obligations relating to the applicable Conveyed Interests on the portion of the Underlying Properties transferred.

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

Because the net profits and royalties payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to Trust unitholders attributable to depletion may be considered to have the effect of a return of capital as opposed to a return on investment. Eventually, the Underlying Properties burdened by the Conveyed Interests may cease to produce in commercially paying quantities, and the Trust may, therefore, cease to receive any distributions of net profits and royalties therefrom.

A change in oil price differentials may adversely affect the cash distributions available to Trust unitholders.

PCEC’s oil production is sold in the local markets where the pricing is based on local or regional supply and demand factors. The difference between the benchmark price and the price PCEC receives is called a differential. PCEC cannot predict how the differential applicable to its production will change in the future, and it is possible that the differentials will change and the prices received for PCEC’s oil production may decrease. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Changes in the differential between common benchmark prices for oil and the wellhead price PCEC receives could adversely affect the cash distributions available to Trust unitholders.

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

The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders.

The Trust’s source of capital is the net profits and royalty income received from its share of the net proceeds from the Conveyed Interests. Pursuant to the Trust Agreement, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to unitholders. In December 2018, the Trustee announced that commencing with the distribution to unitholders payable in the first month of 2019, the Trustee intends to withhold the greater of $10,000 or 3.5% of the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $350,000. Accordingly, in February 2019, the Trustee withheld approximately $17,000 from the funds otherwise available for distribution. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

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

For its fiscal year ended December 31, 2018, PCEC had $0.9 million of cash on its balance sheet and zero debt. PCEC has access to a credit facility with a maturity of December 31, 2019. If PCEC has borrowings on its credit facility at December 31, 2019, or otherwise has indebtedness or other liabilities or obligations and is unable to extend the maturity of its credit facility or access alternative capital sources, PCEC may file for bankruptcy. PCEC has open commodity derivative contracts with its credit facility lender, and if PCEC’s credit facility is not extended, under the terms of the commodity derivative contract agreements, PCEC’s credit facility lender is able to force a liquidation of the commodity derivative contracts.

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

On May 15, 2016, Breitburn Energy Partners LP and affiliated debtors, including Breitburn Operating LP (collectively, “Breitburn”), filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  Breitburn is the operator for the East Coyote and Sawtelle properties and continued to operate these properties during its bankruptcy proceedings. On April 6, 2018, Maverick Natural Resources LLC (“Maverick”) announced that it had emerged from the bankruptcy proceedings as the successor to Breitburn.  Breitburn Operating LP, a wholly-owned subsidiary of Maverick, continues to be the operator of East Coyote and Sawtelle.

In the event of the bankruptcy of PCEC, if a court were to hold that the Net Profits Interests are part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interests.

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

Given that the Conveyance defines the Net Profits Interests as an overriding royalty interest payable on the basis of net profits and states that the parties expressly intend that the Net Profits Interests constitute, for all purposes, an interest in real property, a California court likely would hold that the Net Profits Interests are an interest in real property. Nevertheless, the outcome is uncertain because no dispositive California Supreme Court case directly concludes that a conveyance of a “net profits interest” constitutes the conveyance of a real property interest. As such, in a bankruptcy of PCEC, the Net Profits Interests might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of PCEC, in which case the Trust would be an unsecured creditor of PCEC at risk of losing the entire value of the Net Profits Interests to senior creditors.

The generation of profits and royalties for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

The marketability of PCEC’s oil and natural gas production depends in part upon the availability, proximity and capacity of gathering, transportation and processing facilities owned by third parties. In general, PCEC does not control these third-party facilities and its access to them may be limited or denied due to circumstances beyond its control. A significant disruption in the availability of these facilities could adversely affect PCEC’s ability to deliver to market the oil and natural gas it produces and thereby cause a significant interruption in PCEC’s operations. In some cases, PCEC’s ability to deliver to market its oil and natural gas is dependent upon coordination among third parties who own the transportation and processing facilities it uses, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt PCEC’s operations. These are risks for which PCEC generally does not maintain insurance. The Trust does not maintain any type of insurance against any of these risks.

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

Phillips 66 purchases virtually all of PCEC’s production, and a decision by Phillips 66 to discontinue or reduce its purchases of PCEC’s production may adversely affect the cash distributions available to Trust unitholders.

In 2018, Phillips 66 accounted for 88% of PCEC’s net sales. As a result, a decision by Phillips 66 to discontinue or reduce its purchases of PCEC’s production may adversely affect the cash distributions available to Trust unitholders.

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

Current regulations and recent regulatory changes in California have and may continue to adversely affect PCEC’s production in its Diatomite properties.

Recent regulatory changes in California have adversely affected PCEC’s Diatomite production. For instance, in 2010, Diatomite production decreased significantly due to the inability to drill new wells pending the receipt of permits from the California Department of Conservation, Division of Oil, Gas, and Geothermal Resources, or “DOGGR.” The current approval, among other things, includes stringent operating, response and preventative requirements relating to mechanical integrity testing and responses to integrity issues and surface expressions, among others. Compliance with these requirements and delays in regulatory reviews, as well as other regulatory action and inaction, has in the past and may in the future adversely affect the pace of drilling and steam injection and may adversely affect development from PCEC’s Diatomite properties in the near term.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors, which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on PCEC’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  As of the date of this Annual Report, PCEC has not filed any additional permit applications for drilling in the Diatomite Zone at Orcutt and currently is unable to estimate when it will submit such permits to Santa Barbara County. If PCEC submits any permit applications in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

The Orcutt Field also has experienced both seeps and surface expressions. Seeps of oil from a zone that is very near the surface and actually outcrops onto the surface have occurred in parts of the Orcutt Field over long periods of time pre-dating oil production and have occurred during periods of recent production. The seeps do not originate from the zone into which steam is being injected. Rather, they originate from an overlying, near-surface zone. When seeps occur, they are contained and monitored.  If necessary, a simple canister is placed in the ground to contain any ongoing seepage. PCEC, in consultation with DOGGR, modified its injection practices in order to balance the amount of fluids injected and withdrawn into the Diatomite zone. Since this modification was made, the number of seeps has declined and four, three, zero, zero and one seep cans were installed in 2015, 2016, 2017, 2018 and 2019, respectively. The permitting of these seeps was part of the OHREP permitting process and was approved by Santa Barbara County. In the permit approval are conditions that, in order to comply, add additional expense including habitat restoration costs for habitat impacted in installation of seep cans, additional inspection and reporting costs and other costs that increase the expenses associated with operating the Orcutt Diatomite.  Surface expressions are situations where steam intended to be injected into the Diatomite oil-bearing zone instead leaks from the well and reaches the surface. In 2011, two wells in the field developed casing leaks that allowed steam to reach the surface and these wells remain out of service. In 2014, two different wells allowed steam to reach the surface, which resulted in the curtailment of steaming operations in several wells to allow the conduct of investigations, which remain ongoing under the supervision of DOGGR. DOGGR may impose additional operational restrictions or requirements, including requiring that wells be shut in, as a result of incidents involving surface expressions. PCEC is allowed to produce from the Diatomite zone at its Orcutt Newlove property pursuant to a Project Approval Letter (“PAL”). This PAL is subject to change or revocation by DOGGR at its sole discretion.

The State of California, through DOGGR, administers the federal Safe Drinking Water Act with respect to underground injection of fluids in conjunction with oil field activities. The EPA is requiring DOGGR to review all of the injection wells in California to determine whether or not the appropriate standards were met to permit injection into the zones currently allowed. DOGGR is establishing a process, in conjunction with other California state agencies and with the approval of the EPA, to review the current injection practices and, in essence, re-permit injection into appropriate injection zones. DOGGR has issued a preliminary list of more than 2,000 permits/wells which it is reexamining. Although none of PCEC’s injection wells have been ordered shut by DOGGR, if new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where PCEC relies upon the use of such wells in its operations, PCEC’s operating costs may significantly increase and its ability to continue production may be delayed or limited, which could have an adverse effect on PCEC’s results of operation and financial position.

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

The Trust was not in compliance with the Minimum Price Requirement for a brief period from late February 2016 until the beginning of  April 2016. As of the close of business on December 31, 2018, the Average Closing Price of the Trust Units was $1.64. Although the Trust Units have been trading at or above $1.62 per unit since the beginning of 2019, the Average Closing Price could decline in the future and the Trust Units could be delisted as a result. If the Trust Units were to be delisted, they may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of the Trust Units. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange.

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

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the release, discharge or emission of materials into the environment, the handling of hazardous substances, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, in 2012 and 2016 the EPA published regulations that impose more stringent emissions control requirements for oil and natural gas development and production operations, which may require PCEC, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Portions of PCEC’s areas of operation are located in areas that host several endangered plant and animal species. The known presence of these endangered species may limit future operations in certain areas of the properties and will result in increased costs of development as certain procedures must be used to protect such species and costs may be incurred to provide habitat areas or substitute replacement areas.

In addition, any future attempt by PCEC to increase production in the Diatomite formation beyond the currently permitted wells will require additional permits and approvals from various state, federal and local agencies, in addition to a new review under the CEQA, possibly including an environmental impact report. Such a process could take many months or longer, and such permits might not be timely obtained or on terms and conditions consistent with PCEC’s proposed plan.

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

The handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to operations, and historical industry operations and waste disposal practices could result in significant environmental costs and liabilities in the operations on the the Underlying Properties. Under certain environmental laws and regulations, PCEC could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether

PCEC was responsible for the release or contamination or whether PCEC was in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose PCEC to significant liabilities that could have a material adverse effect on PCEC’s business, financial condition and results of operations and could reduce the amount of cash available for distribution to Trust unitholders. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require PCEC to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. PCEC may be unable to recover some or any of these costs from insurance, in which case the amount of cash received by the Trust may be decreased. The Trust indirectly bears an 80% share of all costs and expenses related to the production from the Developed Properties and a 25% share of all costs and expenses related to the production from the Remaining Properties, including those related to environmental compliance and liabilities associated with the Underlying Properties, including costs and liabilities resulting from conditions that existed prior to PCEC’s acquisition of the Underlying Properties unless such costs and expenses result from the operator’s negligence or misconduct. In addition, as a result of the increased cost of compliance, PCEC may decide to discontinue drilling.

The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The production and development operations on the Underlying Properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, PCEC must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. PCEC may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, and the Trust’s income is reduced by its 80% share of such costs related to the production from the Developed Properties and a 25% share of such costs related to the production from the Remaining Properties. In addition, PCEC’s costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations. Such costs could have a material adverse effect on PCEC’s business, financial condition and results of operations and reduce the amount of cash received by the Trust in respect of the Conveyed Interests. For example, in California, each of the legislative and executive branches in the past have proposed tax increases that have included a severance tax as high as 12.5% on all oil production in California. The County of Santa Barbara also recently considered imposing a severance tax. Although the proposals have not passed, the State of California could impose a severance tax on oil in the future. While PCEC cannot predict the impact of such a tax given the uncertainty of the proposals, the imposition of such a tax could have severe negative impacts on both its willingness and ability to incur capital expenditures to increase production, could severely reduce or completely eliminate PCEC’s profit margins and would result in lower oil production in PCEC’s properties due to the need to shut-in wells and facilities made uneconomic either immediately or at an earlier time than would have previously been the case. PCEC must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets.

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

Voter initiatives could lead to the adoption of new municipal or state land use regulations such as additional setback requirements from houses, schools and other improvements, which could effectively prohibit exploration and production activities or make such activities more difficult or expensive in the future. For example, in 2018, Colorado citizens voted on Proposition 112, which would have increased drilling location setbacks from 500 feet to 2,500 feet, severely limiting access to oil and natural gas. Although Proposition 112 was defeated, future voter initiatives are possible in other jurisdictions, including California. Meanwhile, state legislators and regulators and local governmental bodies could seek to implement similar restrictions. In California, in recent years the Los Angeles City Council has considered proposals to implement a 2,500-foot setback requirement. The Los Angeles City Council has requested a comprehensive report on the health, environmental, and financial impacts of an oil and gas setback for the Council’s consideration.  The final report is pending. If more stringent setback requirements are adopted, thereby placing limitations on the production and development of oil and natural gas in areas where PCEC conducts operations, PCEC may incur significant costs to comply with such requirements or may experience delays or curtailment in the permitting or pursuit of exploration, development, or production activities.  Such requirements may be implemented through ordinances without public vote or with public vote.  Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of PCEC and third-party downstream oil and natural gas transporters. These and other laws and regulations can limit the amount of oil and natural gas PCEC can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could adversely affect Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

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

The assessment of significant property taxes against PCEC could materially adversely affect the amount of cash available for distributions by the Trust to unitholders.

From time to time, PCEC receives property tax bills or supplemental property tax assessments from various counties where PCEC’s properties are located. In some cases where PCEC does not agree with the tax assessments received, it pays the property taxes under appeal until an agreement can be reached with the county involved in the dispute.  In cases where the resolution between PCEC and the county results in additional property tax expenses, the additional cost would be allocated to the Underlying Properties and the Net Profits Interests. These additional property taxes could be significant and consequently could affect the amount available for distributions by the Trust.

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

In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA also has adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. In addition, in 2016 the EPA adopted federal New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (the “Methane Rule”). Following the 2016 presidential election and change in administrations,  in 2017 the EPA proposed to delay implementation of the Methane Rule and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require PCEC to incur development expenses to install and utilize specific equipment, technologies, or work practices to control greenhouse gas emissions from its operations.

In addition, from time to time the U.S. Congress has considered legislation to reduce emissions of greenhouse gases, and many of the states have already taken legal measures to reduce greenhouse gas emissions, primarily through the implementation of state and/or regional greenhouse gas cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

California has been one of the leading states in adopting greenhouse gas emission reduction requirements and has implemented a cap-and-trade program as well as mandates for renewable fuels sources. California’s cap-and-trade program requires PCEC to report greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. PCEC’s main sources of greenhouse gas emissions for oil and gas operations are primarily attributable to emissions from internal combustion engines powering wells emissions from drilling rigs and the steam generators that are used to produce steam for cyclic steaming. In June 2017, California passed AB 398, legislation delaying the expiration of the cap-and-trade program from 2020 to 2030.  The program will continue largely unchanged, and PCEC will continue to be required to obtain authorizations for each metric ton of greenhouse gases emitted, either in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. The state will grant a portion of the allowance but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. These regulations increase PCEC’s costs for those operations and adversely affect its operating results. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these greenhouse gas initiatives will impact PCEC and the Trust. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, PCEC cannot predict the financial impact of related developments on PCEC or the Trust.

Due to the Trust’s lack of geographic and industry diversification, adverse developments in California could adversely affect the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distributions to Trust unitholders.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of PCEC’s business operations.

In recent years, PCEC has increasingly relied on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. PCEC relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of PCEC’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. PCEC has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks. Although prior cyber-attacks have not had a material adverse effect on PCEC’s operations or financial performance, PCEC might not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on PCEC’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to PCEC to implement further data protection measures.

In addition to the risks presented to PCEC’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside PCEC’s ability to control, but could have a material adverse effect on PCEC’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.

The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Although the tax treatment of overriding royalty interests in specified developed wells that have been drilled is well developed, the law is less developed in the area of overriding royalty interests on exploration prospects that are not classified as proved, probable or possible reserves and are undeveloped wells that may be drilled in the future. Based on the state of facts on the date on which this Annual Report was filed, the Trust continues to treat the Trust Units as mineral royalty interests for U.S. federal income tax purposes. However, no ruling has been requested from the IRS regarding the proper treatment of the Trust Units; therefore, the IRS may assert, or a court may sustain the IRS in asserting, that the Trust Units should be treated as “production payments” that are debt instruments for U.S. federal income tax purposes subject to the Treasury Regulations applicable to contingent payment debt instruments.

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

If a unitholder sells Trust Units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust Units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture. Potential investors should consult with their tax advisors prior to acquiring Trust Units. Please see “ Federal Income Tax Matters” in  Item 1 “Business” in this Annual Report for additional information.

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

Trust unitholders should consult their tax advisors as to the specific tax consequences of the ownership and disposition of the Trust Units, including the applicability and effect of U.S. federal, state, local, and foreign income and other tax laws in light of their particular circumstances.

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

As of December 31, 2018, the Underlying Properties had proved reserves of 19.0 MMBoe. As of December 31, 2018, approximately 83% of the volumes of the proved reserves associated with the Underlying Properties and 90% of the volumes of the proved reserves associated with the Trust were attributed to proved developed reserves. All of the Underlying Properties are held by production or owned in fee. For the year ended December 31, 2018, the average net sales (after royalties and other interests) were approximately 2,194 Boe/d from the Developed Properties and 479 Boe/d from the Remaining Properties.  In 2018, approximately 99% of production from the Developed Properties consisted of oil and 100% of the production from the Remaining Properties consisted of oil.

PCEC’s interests in the Underlying Properties require PCEC to bear its proportionate share of the costs of development and operation of such properties. The Underlying Properties are burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum and geological engineers, estimated crude oil, NGL and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2018. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third-party reserve reports is Randall Breitenbach, the Chief Executive Officer of PCEC. Mr. Breitenbach holds both a B.S and M.S. degree in Petroleum Engineering from Stanford University and an M.B.A. from Harvard Business School.  Mr. Breitenbach is the co-founder and has been Chief Executive Officer or Co-Chief Executive Officer of PCEC and its predecessors since 1988.  Mr. Breitenbach oversees the PCEC team that consults with NSAI during the reserve estimation process to review properties, assumptions and relevant data.

See Appendix A to this Annual Report for the estimates of proved reserves provided by NSAI. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. C. Ashley Smith and Mr. Shane M. Howell.  Mr. Smith, a Licensed Professional Engineer in the State of Texas (No. 100560), has been practicing consulting petroleum engineering at NSAI since 2006 and has over five years of prior industry experience.  He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering.   Mr. Howell, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276), has been practicing consulting petroleum geoscience at NSAI since 2005 and has over seven years of prior industry experience.  He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences and in 1998 with a Master of Science Degree in Geological Sciences.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

The following table summarizes the estimated proved reserve quantities and discounted future net cash flows attributable to the Trust and Underlying Properties as of December 31, 2018:

	Trust Net Profits Interests				Underlying Properties
	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows ($ in thousands)	Oil(a) (MBbl)	Natural Gas (MMcf)	Total (MBoe)	Discounted Future Net Cash Flows ($ in thousands)

Developed Properties
Developed	3,229.8	362.7	3,290.3	121,024.3	13,589.9	1,247.1	13,797.8	151,298.4
Undeveloped	—	—	—	—	—	—	—	—
Total Developed Properties	3,229.8	362.7	3,290.3	121,024.3	13,589.9	1,247.1	13,797.8	151,298.4

Remaining Properties
Developed	48.0	—	48.0	6,718.5	2,040.4	—	2,040.4	28,313.6
Undeveloped	387.0	—	387.0	7,973.5	3,171.6	—	3,171.6	30,184.5
Total Remaining Properties	435.0	—	435.0	14,692.0	5,212.0	—	5,212.0	58,498.1

Total Proved	3,664.8	362.7	3,725.3	135,716.3	18,801.9	1,247.1	19,009.8	209,796.5

(a) Estimated proved reserves of oil include condensate and natural gas liquids.

For purposes of the estimates of proved reserves reflected in Appendix A to this Annual Report, the net reserves to the PCOT net profits interest are determined monthly using the economic interest method.  By reserves category, the sum of the net profits payment and PCOT’s share of the production taxes and ad valorem taxes is divided by the effective price per barrel of oil equivalent.  The resulting net equivalent reserves are then allocated between oil and gas in the same proportion as the Underlying Properties.  This methodology differs from the working interest method which would allocate the net reserves to PCOT as 20% of Developed Properties reserves and 7.5% of Remaining Properties reserves until NPI Payout and then 25% thereafter. The economic interest method has been used since the formation of the Trust.

Proved undeveloped reserves increased to 387 MBoe at the end of 2018 compared to 313.6 MBoe at the end of 2017 primarily due to the incorporation of 21 Orcutt Diatomite redrill projects in the 2018 reserve estimates. Six of the original 17 redrill projects were executed in 2018 shifting these projects to proved developed reserves, and an additional 21 locations have been identified.

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the three years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ending December 31,
Thousands of dollars	2018	2017	2016
Beginning balance	$84,695	$51,048	$109,189
Net change in sales and transfer prices, net of production expense	86,811	46,731	(37,467)
Accretion of discount	8,469	5,105	10,919
Revision of previous estimates and other	(29,138)	(10,697)	(30,748)
Income from conveyed interests	(15,121)	(7,492)	(845)
Standardized measure	$135,716	$84,695	$51,048

The average adjusted production prices weighted by production over the remaining lives of the properties are $67.92 per Bbl of oil and $2.71 per Mcf of gas for net proved reserves attributable to the Trust.  The average adjusted production prices weighted by production over the remaining lives of the properties are $67.32 per Bbl of oil and $2.87 per Mcf of gas for net proved reserves attributable to the Underlying Properties.

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

Production and Price History

The production and price history for the Developed and Remaining Properties during 2018 was primarily associated with net profits for oil and natural gas production during the months of November and December 2017 and January through October 2018.  The production and price history for the Developed and Remaining Properties for the year ended December 31, 2016 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2015 and January through October 2016.  The production and price history for the Developed and Remaining Properties during 2015 was primarily associated with net profits for oil and natural gas production during the months of November and December 2014 and January through October 2015.

The following table summarizes our production and sales prices of oil and natural gas for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Developed Properties:
Underlying sales volumes (Boe) (a)	800,890	890,698	940,180
Average daily production (Boe/d)	2,194	2,440	2,569
Average price (per Boe)	$67.65	$46.59	$34.24
Production cost (per Boe) (b)	$36.83	$32.04	$31.74

Remaining Properties:
Underlying sales volumes (Boe) (a)	174,706	187,275	241,663
Average daily production (Boe/d)	479	513	660
Average price (per Boe)	$65.12	$44.12	$33.50
Production cost (per Boe) (b)	$30.80	$28.31	$29.65

(a)         Oil sales represented 99%, 98% and 98% of total sales volumes from the Developed Properties for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)         Oil sales represented 100% of total sales volumes from the Remaining Properties for each of the years ended December 31, 2018, 2017 and 2016.

Producing Acreage and Well Counts

All of the acreage composing the Underlying Properties is held by production. Although many of PCEC’s wells produce both oil and associated natural gas, all of PCEC’s wells are classified as oil wells because the majority of production is oil-based. The Underlying Properties are interests in properties located in the Santa Maria Basin and Los Angeles Basin. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2018:

	Total Acreage
	Gross	Net
Santa Maria Basin	4,130	3,342
Los Angeles Basin	2,107	1,028
Total	6,237	4,370

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2018:

	Oil
	Gross Wells (1)	Net Wells
Santa Maria Basin	199	195
Los Angeles Basin	100	61
Total	299	256

(1) Total wells include 235 wells operated by PCEC, 62 wells operated by BOLP and 3 wells operated by Sentinel Peak.

The following is a summary of the number of development wells drilled on the Underlying Properties during 2018, 2017 and 2016:

For the Year Ended December 31,
	2018		2017		2016
	Gross (1)	Net	Gross (1)	Net	Gross (1)	Net
Development Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total	—	—	—	—	—	—

(1) There were no wells in progress at December 31, 2018, 2017 or 2016.

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

Orcutt Conventional

The Orcutt oilfield was discovered in 1901. Initial production from the Orcutt oilfield came from the Monterey and Point Sal formations, which are located at depths between 2,000 and 4,000 feet below the surface. The Monterey formation in the Orcutt oilfield is a fractured dolomitic shale that is highly productive. The Point Sal formation is a shallow marine deposited turbidite sandstone that is also highly productive. Oil recovery from these formations is enhanced by waterflood injection. Beginning in 2005, the SX formation underlying PCEC’s Orcutt properties was developed. The SX formation is a silty sandstone at a depth of 1,300 feet below the surface. A waterflood was initiated for the SX formation in 2009 to maintain reservoir pressure. The producing wells are all artificially lifted with either conventional rod pump, progressive cavity pumps or electric submersible pumps. There are currently 125 Monterey, Point Sal and SX formation producing wells, and 58 waterflood injection wells on PCEC’s conventional Orcutt properties. PCEC has operated its Orcutt properties for over eleven years. PCEC operates 100% of these assets and has an average working interest of approximately 96%.

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

The Diatomite formation in the Orcutt oilfield lies approximately 500 to 1,100 feet below the surface. PCEC began cyclic steam development in 2005 and was producing from about 75 active Diatomite wells using the process described above as of December 31, 2018. Current production is about 700 Boe per day. PCEC began a project expansion (Module 2) in 2011 to increase the total Diatomite project to 96 wells. Since 2011, Module 2 has been successful in key parameters including project cost, execution timing, and well performance.  Initial production from these wells averaged 25 Boe/d per well with an overall steam to oil ratio of 2.5 barrels of steam injected to produce one barrel of oil.

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

(1)  Located in the East Beverly Hills field and includes the West Pico Unit and three Stocker JV wells (a joint venture between PCEC and E&B Natural Resources (“E&B”)).

West Pico

The West Pico Unit was developed from an urban drilling and production site which came on production in 1966. In 2000, PCEC undertook a modernization of its facility and installed a permanently enclosed, electric, soundproof drilling and workover rig that allows for uninterrupted drilling and workover operations despite its close proximity to residential neighborhoods. Production from the West Pico Unit comes from sandstone reservoirs ranging in depths between 4,000 and 7,000 feet below the surface. Oil recovery is enhanced by waterflood injection. The producing wells in the West Pico Unit are all artificially lifted with hydraulic rod pumps and electric submersible pumps. There are currently 39 producing wells and 4 waterflood injection wells in the West Pico Unit. PCEC has the right to drill up to 10 additional wells in the West Pico Unit.

West Pico also includes three wells held by the Stocker JV, a joint venture between PCEC and E&B. The wells were previously owned and operated by Sentinel Peak Resources California LLC, which sold and assigned the wells, including all contractual obligations under the joint venture, to E&B in a transaction that closed in 2018.  E&B operates these three wells that were drilled from its facility to three lease line locations between E&B’s and PCEC’s production units. These wells are equally owned by PCEC and E&B, and PCEC receives the production attributable to its properties.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidation action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  PCEC and its insurers paid the settlement and no amounts were required to be paid by the Trust.  On May 22, 2018 the Court authorized a distribution of a small amount of funds that had not been distributed to class members to a charity (a cy pres award).  The Court authorization concluded all remaining matters related to the consolidated action and PCEC expects no further matters to arise in connection with the consolidated action. The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

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

PART II

Item 5.  Market for the Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units are listed on the New York Stock Exchange (“NYSE”) under the symbol “ROYT.” At December 31, 2018, there were 38,583,158 Trust Units outstanding. On March 5, 2019 there were three unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2018.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

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

Concurrently with the Trust’s initial public offering, on May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (the “Conveyance”), pursuant to which PCEC conveyed to the Trust net profits interests (the “Net Profits Interests”) and an overriding royalty interest (the “Royalty Interest”, and collectively with the Net Profits Interests, the “Conveyed Interests”) in certain oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests represent undivided interests in the Underlying Properties.  The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the proved developed reserves as of December 31, 2011 on the Underlying Properties (the “Developed Properties”) and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or 7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production costs) attributable to the sale of all oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (the “Royalty Interest Proceeds”).

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

Commodity Prices

Over the last three years, oil and natural gas prices have exhibited significant volatility.  The Brent crude oil spot price reached a low of $26.01 per Bbl on January 20, 2016, but rose thereafter and ended the year at its highest price of $54.96 per Bbl.  During 2017 Brent crude oil spot prices rose steadily to end the year at $66.73 and averaged $54.12, compared with $43.67 per Bbl in 2016.  Brent crude oil prices peaked at $86.07 in October 2018 before ending the year at $50.57. Through February 25, 2019, the Brent crude oil spot price has averaged $61.31 per Bbl. Lower crude oil prices may not only decrease our distributable income, but also may reduce the amount of crude oil that PCEC can produce economically and therefore potentially lower the crude oil reserves attributable to the Trust.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greater in the U.S. In 2018, the Henry Hub price averaged approximately $3.15 per MMBtu compared with approximately $2.98 per MMBtu a year earlier. Through February 25, 2019, the natural gas spot price at Henry Hub has averaged approximately $2.92 per MMBtu.

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

2019 Capital Program Summary

PCEC has informed the Trustee that its 2019 capital program is expected to total approximately $2.0 to $2.7 million for regulatory, safety and mandatory projects. Of the total, $1.0-7 million is for Orcutt Conventional ($1.0 million assumes two water injection well modifications in the Orcutt Conventional and $1.7 million assumes four such modifications, as discussed below under the header “—Properties—Permitting”), $0.3 million for Orcutt Diatomite, $0.3 million for West Pico,  and $0.4 million for non-operated properties. This total includes expected investments of approximately $2.0 to $2.6 million ($1.5 to $2.1 million net to the Trust’s interest) in the Developed Properties and approximately $0.1 million expected to be spent on the Remaining Properties ($0.04 million net to the Trust’s interest).

Properties

The Underlying Properties consist of the Developed Properties and the Remaining Properties. Production from the Developed Properties attributable to the Trust is produced from wells that, because they have already been drilled, generally require limited additional capital expenditures. Production from the Remaining Properties attributable to the Trust requires capital expenditures for the drilling of wells and installation of infrastructure. PCEC is providing required capital on behalf of the Trust during this period; however, because the costs initially incurred exceed gross proceeds, the Remaining Properties have negative net profits during the drilling and development period. During this period of negative net profits, instead of being paid net profits, the Trust is being paid a 7.5% overriding royalty on the portion of the Remaining Properties located on PCEC’s Orcutt properties. Once revenues from the Remaining Properties have paid back PCEC for the cumulative costs it has advanced on behalf of the Trust, including the aggregate amount of the 7.5% overriding royalty, the net profits attributable to production from the Remaining Properties will be paid out in place of the Royalty Interests Proceeds, as described below. The Conveyed Interests entitle the Trust to receive the following:

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

Permitting. During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injection wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. Initially, in September 2015, PCEC proposed, and implemented, a schedule to modify one of the affected wells each quarter until all had been modified.  In January 2019, PCEC proposed, and has since implemented, a schedule to reduce the number of modifications of affected wells from one per quarter to two per year until all have been modified.  However, it is possible that the water injection wells may require repairs at a rate of more than two per year in which case PCEC will be required to make such repairs.  PCEC has completed 12 modifications to date and plans to complete two more in 2019.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors, which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on PCEC’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to the Remaining Properties, are uncertain.  As of the date of this Annual Report, PCEC has not filed any additional permits for drilling in the Diatomite Zone at Orcutt and is currently unable to estimate when it will submit such permits to Santa Barbara County.  If submitted in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

Results of Operations

For the years ended December 31, 2018, 2017 and 2016, income from Net Profits Interests received by the Trust amounted to $15.1 million, $7.5 million, and $0.8 million, respectively. The net profits income received by the Trust during 2018 was primarily associated with net profits for oil and natural gas production during the months of November and December 2017 and January through October 2018.  The net profits income received by the Trust during 2017 was primarily associated with net profits for oil and natural gas production during the months of November and December 2016 and January through October 2017. The net profits income received by the Trust for the year ended December 31, 2016 was primarily associated with the net profits for oil and natural gas production during the months of November and December 2015 and January through October 2016.

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Developed Properties:
Underlying sales volumes (Boe) (a)	800,890	890,698	940,180
Average daily production (Boe/d)	2,194	2,440	2,569
Average price (per Boe)	$67.65	$46.59	$34.24
Production cost (per Boe) (b)	$36.83	$32.04	$31.74

Remaining Properties:
Underlying sales volumes (Boe) (a)	174,706	187,275	241,663
Average daily production (Boe/d)	479	513	660
Average price (per Boe)	$65.12	$44.12	$33.50
Production cost (per Boe) (b)	$30.80	$28.31	$29.65

(a) Oil sales represented 99%, 98% and 98% of total sales volumes from the Developed Properties for  the years ended December 31, 2018, 2017 and 2016, respectively.

(b) Oil sales represented 100% of total sales volumes from the Remaining Properties for each of the years ended December 31, 2018, 2017 and 2016.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests. Net profits and royalty income for the years ended December 31, 2018, 2017 and 2016 were determined as shown in the following table:

	Year Ended December 31,
	2018	2017	2016
Developed Properties—80% Net Profits Interest
Oil sales	$54,022	$41,198	$31,860
Natural gas sales	162	300	329
Total revenues	54,184	41,498	32,189
Costs:
Direct operating expenses:
Lease operating expenses	27,207	26,663	25,408
Production and other taxes (1)	2,291	1,877	4,435
Development expenses	6,787	4,364	2,195
Total costs	36,285	32,904	32,038
Total income	17,899	8,594	151
Net Profits Interest	80%	80%	80%
Income from 80% Net Profits Interest:	14,319	6,875	121
Property taxes related to PCEC (2)	3	45	302
Income from 80% Net Profits Interest	$14,322	$6,920	$423

Remaining Properties—25% Net Profits Interest
Oil sales	$11,372	$8,250	$8,077
Natural gas sales	5	13	19
Total revenues	11,377	8,263	8,096
7.5% ORRI	799	572	422
Costs:
Direct operating expenses:
Lease operating expenses	5,048	5,143	4,567
Production and other taxes (1)	332	158	2,597
Development expenses	4,397	978	1,997
Total costs	9,777	6,279	9,161
Total income (loss)	801	1,412	(1,487)
Net Profits Interest	25%	25%	25%
Income (loss) from 25% Net Profits Interest	200	353	(372)
Property taxes related to PCEC (4)	—	(14)	51
Income from 25% Net Profits Interest (3)	$200	$339	$—
25% Net Profits Interest Deficit (3)	$—	$—	$(321)

Total Trust Cash Flow
Income from 80% Net Profits Interest	$14,322	$6,920	$423
7.5% ORRI	799	572	422
Total income from conveyed interests	15,121	7,492	845
PCEC operating and services fee	(1,081)	(1,062)	(1,053)
Total cash received (paid)	14,040	6,430	(208)
Trust general and administrative expenses and cash withheld	(1,427)	(933)	(660)
Promissory note amount borrowed from PCEC	81	10	1,174
Promissory note amount repayment to PCEC	(81)	(1,142)	(42)
Promissory note interest amounts	—	(10)	(35)
Interest income	6
Distributable Income	$12,619	$4,355	$229

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

	Year Ended December 31,
	2018	2017	2016
(2) 80% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$7	$45	$247
Amount related to PCEC ownership from September 23, 2014 through June 9, 2014	(4)	—	55
Total PCEC Property Tax Adjustment Not Related to the Trust	$3	$45	$302

(3) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,736)	$(2,075)	$(1,754)
Current period	200	339	(321)
Ending balance	$(1,536)	$(1,736)	$(2,075)

(4) 25% Net Profits Interest PCEC Property Tax Adjustments
Related to PCEC Property Tax Adjustment Not Applicable to the Trust
Based on PCEC % ownership after IPO but prior to PCEC 100% divestiture of Trust
Amount related to PCEC ownership from May 8, 2012 through September 23, 2013	$—	$(11)	$40
Amount related to PCEC ownership from September 23, 2014 through June 9, 2014	—	(3)	11
Total PCEC Property Tax Adjustment Not Related to the Trust	$—	$(14)	$51

Comparison of Net Profits and Royalty Income Received for the Years Ended December 31, 2018, 2017 and 2016

Developed Properties — Excess of revenues over direct operating expenses and development expenses was $17.9 million for the year ended December 31, 2018 compared to excess of revenues over direct operating expenses and development expenses of $8.6 million for the year ended December 31, 2017.  The approximately $9.3 million year-over-year increase is attributable principally to higher oil prices, partially offset by lower production, higher lease operating expenses and development costs in 2018 compared to 2017. Average realized prices increased $21.06, or 45%, and sales volume decreased 90 MBoe, or 10%. The decrease in production year over year is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area, a temporary shut down of the gas export pipline at West Pico and natural production declines. Total lease operating expenses included in the net profits calculation increased in 2018 to $27.2 million from $26.7 million in 2017, or an increase of 2%, which was primarly due to increases in Orcutt Conventional, such as electric utility rate increases, increased price of steel products due to tariffs, increased prices of petroleum-based products due to higher oil prices, and expenses relating to the storm water prevention plan. In addition, expenses at West Pico increased year over year due to increased workover activity. Production and other taxes included in the net profits calculation were $2.3 million for 2018 compared to $1.9 million for 2017. Total development expenses included in the net profits calculation were $6.8 million for 2018 compared to $4.4 million for 2017. The increase is primarily due to the microturbine project in West Pico, higher costs of DOGGR-mandated injector upgrades in Orcutt Conventional in 2018 compared to 2017, increased costs at Orcutt Conventional related to well abandoments in 2018 compared to 2017 and an overall increase in capital activity at Orcutt Conventional. Income from Net Profits Interest was $14.3 million for the year ended December 31, 2018 compared to $6.9 million for the year ended December 31, 2017.

Excess of revenues over direct operating expenses and development expenses was $8.6 million for the year ended December 31, 2017 compared to excess of revenues over direct operating expenses and development expenses of $0.2 million for the year ended December 31, 2016.  The approximately $8.4 million year-over-year increase is attributable principally to higher oil prices and lower production and other taxes, partially offset by lower production and higher lease operating expenses and development costs in 2017 compared to 2016. Average realized prices increased $12.35, or 36%, and sales volume decreased 49 MBoe, or 5%. The decrease in production year over year is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits calculation increased in 2017 to $26.7 million from $25.4 million in 2016, or an increase of 5%, which was primarily attributable to higher operating expenses and workover expenditures at Orcutt Conventional, Orcutt Diatomite, and Sawtelle. The overall increase period over period is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017 and also costs associated with seep can mitigation regulations. Production and other taxes included in the net profits calculation were $1.9 million for 2017 compared to $4.4 million for 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills. Total development expenses included in the net profits calculation were $4.4 million for 2017 compared to $2.2 million for 2016.  The increase is primarily due to DOGGR-mandated injector upgrades in the Orcutt Conventional and West Pico, increased costs in the non-operated properties, and additional perforation projects in Orcutt Diatomite. Income from Net Profits Interest was $6.9 million for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016.

Remaining Properties — Excess of revenues over direct operating expenses and development expenses was $0.8 million for the year ended December 31, 2018 compared to excess of revenues over direct operating expenses and development expenses of $1.4 million for the year ended December 31, 2017. The approximately $0.6 million year-over-year decrease is attributable principally to lower production and higher development expenses, partially offset by higher prices in 2018 compared to 2017.  Average realized prices increased $21.00, or 48%, and sales volume decreased 12.6 MBoe, or 7%. The decrease in production year over year is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits calculation were $5.0 million in 2018 compared to $5.1 million in 2017. Production and other taxes were $0.3 million in 2018 compared to $0.2 million in 2017. Development expenses were $4.4 million for 2018 compared to $1.0 million for 2017. The increase was primarily attributable to the commencement of the redrill program in Orcutt Diatomite and an overall increase in capital activity at Orcutt Conventional. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $0.8 million for 2018 and $0.6 million for 2017 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $1.5 million as of December 31, 2018 compared to $1.7 million as of December 31, 2017.

Excess of revenues over direct operating expenses and development expenses was $1.4 million for the year ended December 31, 2017 compared to a $1.5 million excess of operating expenses and development expenses over revenues for the year ended December 31, 2016. The approximately $2.9 million year-over-year increase is attributable principally to higher oil prices, lower production and other taxes and development expenses, partially offset by lower production and higher lease operating expenses in 2017 compared to 2016.  Average realized prices increased $10.62, or 32%, and sales volume decreased 54.4 MBoe, or 23%. The decrease in production year over year is primarily due to a decline in the steam flow between wells in the Orcutt Diatomite area and natural production declines. Total lease operating expenses included in the net profits calculation were $5.1 million in 2017 compared to $4.6 million in 2016. The overall increase year over year is mainly due to two pods of Orcutt Diatomite wells coming back online in 2017. Production and other taxes were $0.2 million in 2017 compared to $2.6 million in 2016. Ad valorem taxes were unusually high in 2016 due to a settlement of supplemental tax bills. Development expenses were $1.0 million for the year ended December 31, 2017 compared to $2.0 million for the year ended December 31, 2016. The decrease was primarily attributable to Orcutt Diatomite. Since a cumulative deficit existed on the 25% net profits interest, the Trust received $0.6 million for 2017 and $0.4 million for 2016 from the 7.5% Overriding Royalty attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% Overriding Royalty, was $1.7 million as of December 31, 2017 compared to $2.1 million as of December 31, 2016.

PCEC Operating & Services Fees — PCEC charged the Trust $1.1 million for the operating and services fee for each of the years ended December 31, 2018, 2017 and 2016.

Trust Administrative Expenses —  The Trustee paid general and administrative expenses of $1.5 million for the year ended December 31, 2018 compared to $0.9 million for the year ended December 31, 2017. This increase was caused primarily by the increase in professional fees associated with compliance with Section 404 of the Sarbanes-Oxley Act and by the timing of payments of these general and administrative expenses. The Trustee paid general and administrative expenses of $0.9 million for the year ended December 31, 2017 compared to $0.7 million for the year ended December 31, 2016. This increase was caused primarily by the timing of payments of general and administrative expenses.

Distributable Income —  The total cash received by the Trust from PCEC for the year ended December 31, 2018 was $14.0 million compared to $6.4 million for the year ended December 31, 2017.  Distributable income was $12.6 million and $4.4 million, respectively, for 2018 and 2017. The total cash received by the Trust from PCEC for the year ended December 31, 2017 was $6.4 million compared to $0.8 million for the year ended December 31, 2016.  Distributable income was $4.4 million and $0.2 million, respectively, for 2017 and 2016.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. As of December 31, 2018, the Trust had cash reserves of $0 for future Trust expenses. Commencing with the distribution to unitholders payable in the first month of 2019, the Trustee intends to withhold the greater of $10,000 or 3.5% of the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $350,000. Accordingly, in February 2019, the Trustee withheld approximately $17,000 from the funds otherwise available for distribution. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, as it did from March 2016 to March 2017, and from May to June 2018, as described below, the Trust unitholders will not receive distributions until the borrowed funds, including interest thereon, are repaid.

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

As Trust administrative expenses exceeded available cash in the months of February and March 2016, PCEC agreed to loan funds to the Trust necessary to pay such expenses without requiring the Trust to draw under the letter of credit. On February 25, 2016, the Trustee entered into a promissory note with PCEC (as amended, the “2016 Promissory Note”), which was repaid on March 15, 2017. On May 10, 2018, the Trustee entered into a promissory note with PCEC (the “2018 Promissory Note” and together with the 2016 Promissory Note, the “Promissory Notes”), which was repaid on June 12, 2018. During 2016, 2017 and 2018, the Trust borrowed and repaid net amounts under the Promissory Notes as set forth below:

Date of Borrowing or Repayment	Amount Borrowed or (Repaid)
February 25, 2016	$232,000
April 14, 2016	$349,726
May 18, 2016	$90,707
June 10, 2016	$74,357
July 13, 2016	$128,966
August 15, 2016	$86,296
September 15, 2016	$75,411
October 15, 2016	$60,370
November 15, 2016	$76,574
December 15, 2016	$(41,957)
January 15, 2017	$(60,907)
February 15, 2017	$(411,562)
March 15, 2017	$(659,925)
May 10, 2018	$80,535
June 12, 2018	$(80,535)

As of December 31, 2018 and 2017, there were no amounts outstanding under either Promissory Note. The terms of each Promissory Note are described in Note 7 to the Notes to Financial Statements. As of December 31, 2016, a total of $1.1 million was outstanding under the 2016 Promissory Note, reflecting net borrowings and repayments in the principal and interest amounts, as permitted thereunder, since the initial execution of the 2016 Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due.  Further, if the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, PCEC has agreed to loan additional funds to the Trust to pay necessary expenses. Any funds provided under the letter of credit may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If the Trust draws on the letter of credit or PCEC loans funds to the Trust, no further distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until such amounts drawn or borrowed, including interest thereon, are repaid. Any loan made by PCEC will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s-length transaction between PCEC and an unaffiliated third party. During 2018, there were no draws on the letter of credit.

Distributions Paid and Declared After Year End

On January 22, 2019, the distribution of $0.01376 per Trust Unit, which was declared on December 27, 2018, was paid to Trust unitholders owning Trust Units as of January 7, 2019.

Subsequent to December 31, 2018, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 30, 2019	February 11, 2019	February 26, 2019	$0.01245
February 28, 2019	March 11, 2019	March 25, 2019	$0.01989

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

In addition, Phillips 66 accounted for 88% of PCEC’s net sales in 2018.  Phillips 66’s purchase of production from the Orcutt and West Pico properties therefore presents a credit risk to PCEC and consequently the Trust.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pacific Coast Oil Trust and to

The Bank of New York Mellon Trust Company, N.A., Trustee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets, liabilities and trust corpus of Pacific Coast Oil Trust as of December 31, 2018 and 2017, and the related statements of distributable income and of changes in trust corpus for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2018 and 2017, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2018 in conformity with the modified cash basis of accounting described in Note 2.  Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 8, 2019

We have served as the Trust’s auditor since 2012.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
Thousands of dollars	2018	2017
ASSETS
Cash and cash equivalents	$—	$88
Investment in conveyed interests, net of amortization (Note 2)	204,626	217,191
Total assets	$204,626	$217,279

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$204,626	$217,279
Total Liabilities and Trust Corpus	$204,626	$217,279

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

	Year Ended December 31,
Thousands of dollars, except unit amounts	2018	2017	2016
Income from conveyed interests	$15,121	$7,492	$845
PCEC operating and services fee	(1,081)	(1,062)	(1,053)
General and adminstrative expenses	(1,515)	(861)	(690)
Cash receipt from borrowing	81	10	1,178
Repayments on borrowing	(81)	(1,142)	(46)
Promissory note interest expenses	—	(10)	(35)
Interest income	6	—	—
Cash reserves used (withheld) for Trust expenses	88	(72)	30
Distributable income	$12,619	$4,355	$229
Distributable income per unit (38,583,158 units)	$0.32708	$0.11287	$0.00593

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
Thousands of dollars	2018	2017	2016
Trust corpus, beginning of period	$217,279	$226,544	$229,090
Cash reserves withheld (used) for Trust expenses	(88)	72	(29)
Borrowing used for Trust expenses	(81)	(10)	(1,178)
Repayments on borrowing	81	1,142	46
Distributable income	12,619	4,355	229
Distributions to unitholders	(12,619)	(4,355)	(229)
Amortization of conveyed interests	(12,565)	(10,469)	(1,385)
Trust corpus, end of period	$204,626	$217,279	$226,544

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

The Trust was created to acquire and hold net profits interests (the “Net Profits Interests”) and an overriding royalty interest (the “Royalty Interest”, and collectively with the Net Profits Interests, the “Conveyed Interests”) in certain oil and natural gas properties located in California for the benefit of the Trust unitholders pursuant to the Trust Agreement.  The Conveyed Interests represent undivided interests in underlying properties consisting of PCEC’s interests in its oil and natural gas properties located onshore in California (the “Underlying Properties”). The Conveyed Interests were conveyed by PCEC to the Trust concurrently with the initial public offering of the Trust’s units of beneficial interest (“Trust Units”) in May 2012.

The Conveyed Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Conveyed Interests entitle the Trust to receive 80% of the net profits from the sale of oil and natural gas production from proved developed reserves on the Underlying Properties as of December 31, 2011 (the “Developed Properties”) and either 25% of the net profits from the sale of oil and natural gas production from all other development potential on the Underlying Properties (the “Remaining Properties”) or 7.5% of the proceeds (free of any production or development costs but bearing the proportionate share of production and property taxes and post-production cost) attributable to the sale of oil and natural gas production from the Remaining Properties located in PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (the “Royalty Interest Proceeds”).

The Trust calculates the net profits and Royalty Interest Proceeds for the Developed Properties and Remaining Properties monthly. For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive the Royalty Interest Proceeds, and the Trust continues to receive such proceeds until the first day of the month following the day on which cumulative gross proceeds for the Remaining Properties exceed the cumulative total excess costs for the Remaining Properties (an “NPI Payout”). Due to significant planned capital expenditures associated with the Remaining Properties for the benefit of the Trust, PCEC expects the Trust to receive payments associated with the Remaining Properties in the form of Royalty Interest Proceeds until the NPI Payout occurs in approximately 2020. The estimated date on which the NPI Payout is expected to occur is an estimate based on the annual reserve report and changes from time to time. The Trust is entitled to receive Royalty Interest Proceeds in any monthly period following an NPI Payout if costs for the Remaining Properties exceed gross proceeds.

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

Conveyance of Net Profits Interest and Overriding Royalty Interest and Public Offerings

On May 8, 2012, the Trust and PCEC entered into a Conveyance of Net Profits Interests and Overriding Royalty Interest (as amended on June 15, 2012, the “Conveyance”), pursuant to which PCEC conveyed to the Trust the Conveyed Interests.

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

Amortization of the investment in the Conveyed Interests is calculated on a unit-of-production basis and is charged directly to the Trust corpus. The production and net reserves used in the amortization calculation are determined using the economic interest method, where the sum of the net profits payments are divided by the effective price per barrel of oil equivalent resulting in the volume of production and reserves used in the calculation. During the years ended December 31, 2018 and 2017, amortization expense was $12.6 million and $10.5 million, respectively. Such amortization does not affect distributable income of the Trust.  Accumulated amortization as of December 31, 2018 and 2017 was $79.9 million and $67.3 million, respectively.

Investment in the Conveyed Interests is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is generally determined from estimated discounted cash flows. There was no impairment as of December 31, 2018 or December 31, 2017.

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

•                  all costs accrued for future plugging and abandonment of any well or facility (provided that such amounts shall not be included as deductions in subsequent periods)

Costs deducted in the net profits determination are reduced by certain offset amounts. The offset amounts are further described in the Conveyance, and include, among other things, certain net proceeds attributable to the treatment or processing of hydrocarbons produced from the Underlying Properties, all of the payments received by PCEC from commodity derivative contract counterparties upon settlement of commodity derivative contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells. If the offset amounts exceed the costs during a monthly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next monthly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable month, are less than the costs arising in such month.

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

Overriding Royalty Interest

For any monthly period during which costs for the Remaining Properties exceed gross proceeds, the Trust is entitled to receive an amount equal to 7.5% of the proceeds attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt properties, including but not limited to PCEC’s interest in such production (free of any production or development costs but bearing its proportionate share of production and property taxes and post-production costs).

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

Note 5. Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders, based on information provided by PCEC. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on or before the 10th business day after the record date.  The following tables illustrate information regarding the Trust’s distributions paid during the years ended December 31, 2018 and 2017:

Year Ended December 31, 2018

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2017	January 2, 2018	January 16, 2018	$0.02776
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987
March 29, 2018	April 9, 2018	April 23, 2018	$0.02225
April 27, 2018	N/A	N/A	$0.00000
May 31, 2018	June 11, 2018	June 25, 2018	$0.01876
June 27, 2018	July 9, 2018	July 23, 2018	$0.03635
July 30, 2018	August 9, 2018	August 23, 2018	$0.03887
August 27, 2018	September 6, 2018	September 20, 2018	$0.04063
September 26, 2018	October 8, 2018	October 22, 2018	$0.02834
October 25, 2018	November 5, 2018	November 19, 2018	$0.01693
November 30, 2018	December 10, 2018	December 24, 2018	$0.04097

Year Ended December 31, 2017

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 22, 2016	January 15, 2017	N/A	$0.00000
January 31, 2017	February 15, 2017	N/A	$0.00000
February 27, 2017	March 9, 2017	March 17, 2017	$0.00487
March 28, 2017	April 7, 2017	April 14, 2017	$0.02617
April 26, 2017	May 8, 2017	May 18, 2017	$0.00542
May 24, 2017	June 5, 2017	June 15, 2017	$0.00673
June 30, 2017	July 10, 2017	July 20, 2017	$0.02776
July 28, 2017	August 7, 2017	August 17, 2017	$0.00266
August 25, 2017	September 5, 2017	September 15, 2017	$0.00931
September 28, 2017	October 9, 2017	October 19, 2017	$0.00117
October 31, 2017	November 10, 2017	November 27, 2017	$0.01264
November 30, 2017	December 11, 2017	December 26, 2017	$0.01614

Year Ended December 31, 2016

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 23, 2015	January 6, 2016	January 13, 2016	$0.00593
January 25, 2016	February 5, 2016	N/A	$0.00000
February 25, 2016	March 7, 2016	N/A	$0.00000
March 24, 2016	April 5, 2016	N/A	$0.00000
April 25, 2016	May 5, 2016	N/A	$0.00000
May 24, 2016	June 3, 2016	N/A	$0.00000
June 27, 2016	July 7, 2016	N/A	$0.00000
July 25, 2016	August 5, 2016	N/A	$0.00000
August 25, 2016	September 7, 2016	N/A	$0.00000
September 28, 2016	October 11, 2016	N/A	$0.00000
October 28, 2016	November 15, 2016	N/A	$0.00000
November 22, 2016	December 14, 2016	N/A	$0.00000

The Trust’s distributions paid during the years ended December 31, 2018, 2017 and 2016 were $12.6 million, $4.4 million and $0.2 million, respectively.

Note 6. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During both 2018 and 2017, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee. The monthly PCEC operating and services fee, which is adjusted annually based on changes to the Consumer Price Index, is $90,837 for the twelve-month period that commenced on April 1, 2018. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  PCEC charged the Trust $1.1 million in each of the years ended December 31, 2018 and December 31, 2017 for the operating and services fee.

Note 7. Funding Commitment and Letter of Credit

On May 10, 2018, the Trust entered into a promissory note with PCEC (the “2018 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the terms of the 2018 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 5.44% per annum from May 10, 2018 until maturity. On May 10, 2018, the Trust borrowed $80,535 under the terms of the note and repaid the entire amount owed, including interest of $394, in June 2018, and no amount remained outstanding as of December 31, 2018. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the year ended December 31, 2018, the Trust incurred a total of $394 in interest, which was included in the borrowings under the 2018 Promissory Note.

On February 25, 2016, the Trust entered into a promissory note with PCEC (as amended, the “2016 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due.  Under the initial terms of the 2016 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 8.5% per annum from February 25, 2016 until maturity. The 2016 Promissory Note, as amended and restated on August 10, 2016, bore interest at (1) 8.5% per annum from February 25, 2016, to August 9, 2016, and (2) 4.0% per annum from August 10, 2016 until stated maturity (March 31, 2018). The Trust repaid the entire amount of the 2016 Promissory Note in the first quarter of 2017. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. For the years ended December 31, 2018 and 2017, the Trust incurred interest totaling $0 and $10,141, respectively, which was included in the borrowings under the 2016 Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of December 31, 2018, the letter of credit remains unused.

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

On December 8, 2015, the above referenced parties agreed in principle to settle the consolidated action. On June 12, 2017, the Court entered a final judgment in the action approving the settlement in the amount of $7.6 million.  PCEC and its insurers paid the settlement and no amounts were required to be paid by the Trust.  On May 22, 2018 the Court authorized a distribution of a small amount of funds that had not been distributed to class members to a charity (a cy pres award).  The Court authorization concluded all remaining matters related to the consolidated action and PCEC expects no further matters to arise in connection with the consolidated action.  The Trust believes that it is fully indemnified by PCEC against any liability or expense it might incur in connection with the consolidated action. The approved settlement does not require any payment from the Trust.

Permitting.

During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injection wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. Initially, in September 2015, PCEC proposed, and implemented, a schedule to modify one of the affected wells each quarter until all had been modified.  In January 2019, PCEC proposed, and has since implemented, a schedule to reduce the number of modifications of affected awells from one per quarter to two per year until all have been modified.  However, it is possible that the water injection wells may require repairs at a rate of more than two per year in which case PCEC will be required to make such repairs.  PCEC has completed 12 modifications to date and plans to complete two more in 2019.  If DOGGR were to order the modifications to be carried out more rapidly, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

PCEC previously had submitted permit applications relating to the drilling of an additional 96 steam injection wells on certain oil and natural gas properties located onshore in California in the Diatomite zone at Orcutt (the “Orcutt Hill Resource Enhancement Plan” or “OHREP”).  At a hearing in June 2016, the Santa Barbara County Planning Commission (the “Planning Commission”) instructed its staff to prepare Findings for Denial, which the Planning Commission adopted by a 3-2 vote in July 2016. In July 2016, PCEC filed an appeal to the Santa Barbara County Board of Supervisors, which heard the appeal in November 2016 and voted 3-2 to deny the project, with the exception of approving permanent permits for the installation of seep cans on the Company’s Orcutt Hill property.  As a result of the Board of Supervisors’ decision, future cash flows associated with new permits for drilling in the Diatomite Zone at Orcutt, all of which would be attributable to Remaining Properties, is uncertain.  As of the date of this Annual Report, PCEC has not filed any additional permit applications for drilling in the Diatomite Zone at Orcutt and currently is unable to estimate when it will submit such permits to Santa Barbara County. If PCEC submits any permit applications in the future, there can be no assurance that Santa Barbara County will approve such permits or that PCEC will be able to generate additional cash flows as a result.

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

Note 9. Subsequent Events

On January 22, 2019, the distribution of $0.01376 per Trust Unit, which was declared on December 27, 2018, was paid to Trust unitholders owning Trust Units as of January 7, 2019.

Subsequent to December 31, 2018, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 30, 2019	February 11, 2019	February 26, 2019	$0.01245
February 28, 2019	March 11, 2019	March 25, 2019	$0.01989

SUPPLEMENTAL INFORMATION

A.                                    OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2018	2017
Investment in Conveyed Interests
Proved	$284,493	$284,493
Total investment in Conveyed Interests	284,493	284,493
Less accumulated amortization	79,867	67,302
Net investment in Conveyed Interests	$204,626	$217,191

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust were based on reports prepared by the Trust’s independent petroleum engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), including the report of NSAI dated February 6, 2019 filed as an exhibit, and included as Appendix A, to this Annual Report. Estimates were prepared in accordance with guidelines prescribed by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

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

As of December 31, 2018, all of the Underlying Properties’ oil and natural gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which PCEC and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed.

Unweighted average first-day-of-the-month crude oil and natural gas prices used to determine the total estimated proved reserves as of December 31, 2018 were Brent spot crude oil price of $71.54 per Bbl and Henry Hub natural gas prices of $3.10 per MMBtu. Unweighted average first-day-of-the-month crude oil and natural gas prices used in 2017 were $54.42 per Bbl for WTI spot crude oil price and Henry Hub natural gas prices of $2.98 per MMBtu.

The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2018, 2017 and 2016:

	Total	Oil	Natural Gas
	(MBoe)	(in MBbls)	(in MMcf)
Net proved reserves
December 31, 2015	4,735	4,697	229
Revision of previous estimates	(2,738)	(2,732)	(40)
Conveyed interest volumes	752	735	106
December 31, 2016	2,749	2,700	295
Revision of previous estimates	1,090	1,074	89
Conveyed interest volumes	(713)	(699)	(80)
December 31, 2017	3,126	3,075	304
Revision of previous estimates	1,240	1,222	108
Conveyed interest volumes	(641)	(632)	(49)
December 31, 2018	3,725	3,665	363

	Total	Oil	Natural Gas
	(MBoe)	(in MBbls)	(in MMcf)
Proved developed reserves
December 31, 2016	2,749	2,700	295
December 31, 2017	2,813	2,762	304
December 31, 2018	3,338	3,278	363
Proved undeveloped reserves
December 31, 2016	—	—	—
December 31, 2017	313	313	—
December 31, 2018	387	387	—

Revisions of Previous Estimates

In 2018 the Trust had a positive revision of 1,240 MBoe, primarily related to the increase in oil prices as well as the addition of the proved undeveloped reserves. In 2017 the Trust had a positive revision of 1,090 MBoe, primarily related to the increase in oil prices as well as the addition of the proved undeveloped reserves. In 2016, the Trust had negative revisions of 2,738 MBoe, primarily related to a decrease in oil prices and reduction of proved undeveloped reserves to zero due to the rejection of the OHREP drilling proposal by the Santa Barbara County Board of Supervisors.

Proved Undeveloped Reserves

Proved undeveloped reserves increased to 387 MBoe at the end of 2018 compared to 313 MBoe at the end of 2017 primarily due to the incorporation of 21 Orcutt Diatomite redrill projects in the 2018 reserve estimates. Six of the original 17 redrill projects were executed in 2018 shifting these projects to proved developed reserves, and an additional 21 locations have been identified.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust is as follows as of December 31, 2018:

	For the Year Ended December 31,
Thousands of dollars	2018	2017	2016
Future cash inflows	$249,901	$152,441	$101,798
Future production expense	(5,579)	(4,003)	(3,411)
Future net cash flows	244,322	148,438	98,387
Discounted at 10% per year	(108,606)	(63,743)	(47,339)
Standardized measure of discounted future net cash flows	$135,716	$84,695	$51,048

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ending December 31,
Thousands of dollars	2018	2017	2016
Beginning balance	$84,695	$51,048	$109,189
Net change in sales and transfer prices, net of production expense	86,811	46,731	(37,467)
Accretion of discount	8,469	5,105	10,919
Revision of previous estimates and other	(29,138)	(10,697)	(30,748)
Income from conveyed interests	(15,121)	(7,492)	(845)
Standardized measure	$135,716	$84,695	$51,048

B.                                    QUARTERLY SCHEDULE OF DISTRIBUTABLE INCOME (UNAUDITED)

	First	Second	Third	Fourth
Thousands of dollars except per unit amounts	Quarter	Quarter	Quarter	Quarter
2018:
Income from conveyed interests	$3,972	$2,191	$4,907	$4,051
PCEC operating and service fee	$(267)	$(269)	$(272)	$(273)
Distributable income	$3,240	$1,582	$4,470	$3,327
Distributable income per unit	$0.08398	$0.04101	$0.11585	$0.08623

2017:
Income from conveyed interests	$1,941	$1,934	$1,999	$1,618
PCEC operating and service fee	$(264)	$(264)	$(267)	$(267)
Distributable income	$188	$1,480.00	$1,531.00	$1,156.00
Distributable income per unit	$0.00487	$0.03832	$0.03973	$0.02995

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2018 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2018, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

Trustee’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm The information required to be furnished pursuant to this item is set forth below and in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this annual report.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles (which, in the Trust’s case is the modified cash basis). The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Trust’s internal control over financial reporting as of December 31 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the  Exchange Act. Based solely on a review of these reports and any such reports furnished to the Trustee, the Trustee is not aware of any person having failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)                                 Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC and information from PCEC, the Trustee is not aware of any holders of 5% or more of the Units as of March 5, 2019 except as follows:

Name	Units		Percentage
Evergreen Capital Management LLC	3,924,458	(1)	10.17%
10500 NE 8th, Suite 950
Bellevue, WA 98004

(1) Based on the Schedule 13G/A filed with the SEC on November 9, 2018 by Evergreen Capital Management LLC.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During both 2018 and 2017, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee.

PCEC Operating and Services Agreement and Fee. The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee. The monthly PCEC operating and services fee, which is adjusted annually based on changes to the Consumer Price Index, is $90,837 for the twelve-month period that commenced on April 1, 2018. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.

During each of 2018 and 2017, the Trust paid PCEC approximately $1.1 million, respectively, pursuant to the Operating and Services Agreement.

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

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2018 and 2017 by PricewaterhouseCoopers LLP:

	2018	2017
Audit fees (1)	$537,837	$167,907
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$537,837	$167,907

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

PACIFIC COAST OIL TRUST

	By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE

Date: March 8, 2019		By:	/s/ SARAH NEWELL
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

February 6, 2019

Mr. Randall H. Breitenbach	Ms. Sarah Newell
Pacific Coast Energy Company LP	The Bank of New York Mellon Trust Company, N.A.
1555 Orcutt Hill Road	as Trustee of Pacific Coast Oil Trust
Orcutt, California 93455	Global Corporate Trust
601 Travis Street, Suite 1600
Houston, Texas 77002

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved reserves and future revenue, as of December 31, 2018, to the Pacific Coast Oil Trust (PCOT) net profits and overriding royalty interest in certain oil and gas properties, referred to herein as the Underlying Properties, located in California.  The Underlying Properties include the Orcutt properties located onshore in the Santa Maria Basin and the East Coyote, Sawtelle, and West Pico properties located onshore in the Los Angeles Basin.  We completed our evaluation on or about the date of this letter.  It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by PCOT.  Our report dated February 5, 2019, sets forth our estimates of proved reserves and future revenue to the Pacific Coast Energy Company LP (PCEC) interest in the Underlying Properties.  The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas.  Definitions are presented immediately following this letter.  This report has been prepared for PCOT’s use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

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

We estimate the net reserves and future net revenue to the PCOT interest in the Underlying Properties, as of December 31, 2018, to be:

	Net Reserves		Future Net Revenue(1) (M$)
	Oil	Gas		Present Worth
Property Group/Category	(MBBL)	(MMCF)	Total	at 10%

Developed Properties
Proved Developed Producing	3,207.7	362.7	214,375.2	119,618.4
Proved Developed Non-Producing	22.2	0.0	1,248.4	1,405.9
Total Proved Developed	3,229.8	362.7	215,623.6	121,024.2

	Net Reserves		Future Net Revenue(1) (M$)
	Oil	Gas		Present Worth
Property Group/Category	(MBBL)	(MMCF)	Total	at 10%

Remaining Properties
Proved Developed Producing	28.2	0.0	3,150.4	5,698.3
Proved Developed Non-Producing	19.8	0.0	1,233.0	1,020.2
Proved Undeveloped	387.0	0.0	24,315.5	7,973.5
Total Proved	435.0	0.0	28,698.9	14,692.0

All Properties
Proved Developed Producing	3,235.9	362.7	217,525.6	125,316.7
Proved Developed Non-Producing	41.9	0.0	2,481.5	2,426.1
Proved Undeveloped	387.0	0.0	24,315.5	7,973.5
Total Proved	3,664.8	362.7	244,322.6	135,716.2

Totals may not add because of rounding.

(1)        Future net revenue includes PCEC’s deductions for costs which are applied on the date of expenditure.

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

Prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2018.  For oil volumes, the average Europe Brent spot price of $71.54 per barrel is adjusted for quality, transportation fees, and market differentials.  For gas volumes, the average Henry Hub spot price of $3.100 per MMBTU is adjusted for energy content, transportation fees, and market differentials.  All prices are held constant throughout the lives of the properties.  The average adjusted product prices weighted by production over the remaining lives of the properties are $67.92 per barrel of oil and $2.705 per MCF of gas.

Because PCOT owns no working interest in these properties, no operating costs or capital costs would be incurred.  However, estimated operating costs and capital costs have been used to confirm economic producibility and determine economic limits for the properties.  Operating costs used in this report are based on operating expense records of PCEC, the operator of the properties.  Operating costs and capital costs are not escalated for inflation.  PCOT would not incur any costs due to abandonment, nor would it realize any salvage value for the lease and well equipment.

For the purposes of this report, we did not perform any field inspection of the properties, nor did we examine the mechanical operation or condition of the wells and facilities.  Since PCOT owns a net profits and overriding royalty interest rather than a working interest in these properties, it would not incur any costs due to possible environmental liability.

We have made no investigation of potential volume and value imbalances resulting from overdelivery or underdelivery to the PCOT interest.  Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on PCOT receiving its net profits and overriding royalty interest share of estimated future gross production.  Additionally, we have made no specific investigation of any firm transportation contracts that may be in place for these properties; our estimates of future revenue include the effects of such contracts only to the extent that the associated fees are accounted for in the historical field- and lease-level accounting statements.

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

The data used in our estimates were obtained from PCOT, PCEC, public data sources, and the nonconfidential files of Netherland, Sewell & Associates, Inc. (NSAI) and were accepted as accurate.  Supporting work data are on file in our office.  We have not examined the titles to the properties or independently confirmed the actual degree or type of interest owned.  The technical persons primarily responsible for preparing the estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards.  C. Ashley Smith, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2006 and has over 5 years of prior industry experience.  Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience.  We are independent petroleum engineers, geologists, geophysicists, and petrophysicists; we do not own an interest in these properties nor are we employed on a contingent basis.

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

/s/ C.H. (Scott) Rees III
By:
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

/s/ C. Ashley Smith	/s/ Shane M. Howell
By:	By:
C. Ashley Smith, P.E. 100560	Shane M. Howell, P.G. 11276
Vice President	Vice President

Date Signed: February 6, 2019	Date Signed: February 6, 2019

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

DEFINITIONS OF OIL AND GAS RESERVES

Adapted from U.S. Securities and Exchange Commission Regulation S-X Section 210.4-10(a)

The following definitions are set forth in U.S. Securities and Exchange Commission (SEC) Regulation S-X Section 210.4-10(a).  Also included is supplemental information from (1) the 2018 Petroleum Resources Management System approved by the Society of Petroleum Engineers, (2) the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas, and (3) the SEC’s Compliance and Disclosure Interpretations.

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

Supplemental definitions from the 2018 Petroleum Resources Management System:

Developed Producing Reserves – Expected quantities to be recovered from completion intervals that are open and producing at the effective date of the estimate.  Improved recovery Reserves are considered producing only after the improved recovery project is in operation.

Developed Non-Producing Reserves – Shut-in and behind-pipe Reserves.  Shut-in Reserves are expected to be recovered from (1) completion intervals that are open at the time of the estimate but which have not yet started producing, (2) wells which were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons.  Behind-pipe Reserves are expected to be recovered from zones in existing wells that will require additional completion work or future re-completion before start of production with minor cost to access these reserves.  In all cases, production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well.

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

Definitions - Page 1 of 6

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

Definitions - Page 2 of 6

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

Definitions - Page 3 of 6

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

Definitions - Page 4 of 6

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

Definitions - Page 5 of 6

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

Definitions - Page 6 of 6