Form 10-Q
period 2019-03-31
Pacific Coast Oil Trust
filed 2019-05-01
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019

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

As of May 1, 2019, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$69	$—
Investment in conveyed interests, net of amortization	202,301	204,626
Total assets	$202,370	$204,626

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	$202,370	$204,626
Total Liabilities and Trust Corpus	$202,370	$204,626

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended
Thousands of dollars, exept unit and per unit amounts	March 31, 2019	March 31, 2018
Income from conveyed interests	$2,431	$3,972
PCEC operating and services fee	(273)	(267)
General and adminstrative expenses	(313)	(548)
Interest income	2	—
Cash reserves used (withheld) for Trust expenses	(69)	83
Distributable income	$1,778	$3,240

Distributable income per unit (38,583,158 units)	$0.04610	$0.08398

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended
Thousands of dollars	March 31, 2019	March 31, 2018
Trust corpus, beginning of period	$204,626	$217,279
Cash reserves withheld (used) for Trust expenses	69	(83)
Distributable income	1,778	3,240
Distributions to unitholders	(1,778)	(3,240)
Amortization of conveyed interests	(2,325)	(4,401)
Trust corpus, end of period	$202,370	$212,795

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

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”).

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

The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 27, 2018	January 7, 2019	January 22, 2019	$0.01376
January 30, 2019	February 11, 2019	February 26, 2019	$0.01245
February 28, 2019	March 11, 2019	March 25, 2019	$0.01989

Three Months Ended March 31, 2018

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2017	January 2, 2018	January 16, 2018	$0.02776
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987

Note 3.         Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.  During each of the three-month periods ended March 31, 2019 and 2018, the Trust paid $50,000 to the Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee that is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $88,942 during the first quarter of 2018 and has been $90,837 since April 1, 2018. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the each of the three-month periods ended March 31, 2019 and 2018, PCEC charged the Trust $0.3 million for the operating and services fee.

Note 4.         Funding Commitment and Letter of Credit

On May 10, 2018, the Trust entered into a promissory note with PCEC (the “2018 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the terms of the 2018 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 5.44% per annum from May 10, 2018 until maturity. On May 10, 2018, the Trust borrowed $80,535 under the terms of the note and repaid the entire amount owed, including interest of $394, in June 2018, and no amount remained outstanding as of December 31, 2018. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. The Trust incurred no interest under the 2018 Promissory Note during the three-month periods ended March 31, 2019 and 2018.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit, or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of March 31, 2019, the letter of credit remains unused.

Note 5.         Commitments and Contingencies

Legal Proceedings.

Environmental Defense Center Complaint. On July 12, 2018, the Environmental Defense Center (“EDC”) filed a complaint against PCEC in the U.S. District Court for the Central District of California.  The complaint alleges violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) under the Clean Water Act (“CWA”) at PCEC’s Orcutt Hill facility.  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC waived service of the complaint on October 5, 2018, and answered EDC’s complaint on April 25, 2019.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

Permitting.

During 2015, the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located in the conventional formations in the Orcutt oilfield (the “Orcutt Conventional”), which could require certain changes to operating procedures or well modifications. Initially, in September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified. In January 2019, PCEC proposed, and has since implemented, a schedule to reduce the number of modifications of affected wells from one per quarter to two per year until all have been modified. However, it is possible that the water injection wells may require repairs at a rate of more than two per year in which case PCEC will be required to make such repairs.  PCEC completed 12 modifications through December 31, 2018. PCEC has completed one modification in 2019 and has a second modification planned for the second half of 2019.  If DOGGR were to order the modifications to be carried out more rapidly or if PCEC is required to make unanticipated repairs, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Note 6.         Subsequent Events

On April 23, 2019, the distribution of $0.01946 per Trust Unit, which was declared on March 28, 2019, was paid to Trust unitholders owning Trust Units as of April 8, 2019. Also in April 2019, the Trust announced there will be a cash distribution of $0.02791 per Trust Unit, payable on May 20, 2019 to Trust unitholders owning Trust Units as of May 6, 2019.

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Trust’s 2018 Annual Report.  The following review should also be read in conjunction with “Forward-Looking Statements” in this report and with “Part I—Item 1A—Risk Factors” in the Trust’s 2018 Annual Report.

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

Commodity Prices

In the first quarter of 2019, the Brent crude oil spot price averaged approximately $63.10 per Bbl, compared with approximately $66.86 per Bbl in the first quarter of 2018. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the first quarter of 2019, approximately 98% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the first quarter of 2019, the Henry Hub price averaged approximately $2.92 per MMBtu, compared with approximately $3.08 per MMBtu in the first quarter of 2018.

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

Permitting. During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. Initially, in September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all had been modified.  In January 2019, PCEC proposed, and has since implemented, a schedule to reduce the number of modifications of affected wells from one per quarter to two per year until all have been modified.  However, it is possible that the water injection wells may require repairs at a rate of more than two per year in which case PCEC will be required to make such repairs.  PCEC has completed 12 modifications through December 31, 2018.PCEC has completed one modification in 2019 and has a second modification planned for the second half of 2019. If DOGGR were to order the modifications to be carried out more rapidly or if PCEC is required to make unanticipated repairs, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019, income from Conveyed Interests received by the Trust amounted to $2.4 million compared with $4.0 million for the three months ended March 31, 2018.  The decrease in income was primarily due to lower oil prices and lower production. The income received by the Trust during the three months ended March 31, 2019 was associated with net profits from oil and natural gas production from the Developed Properties during the months of November and December 2018 and January 2019, and Royalty Interest Proceeds from oil production from the Remaining Properties located in PCEC’s Orcutt Conventional and Orcutt Diatomite properties during the months of November and December 2018 and January 2019. The income received by the Trust during the three months ended March 31, 2018 was associated with net profits for oil and natural gas production during the months of November and December 2017 and January 2018.

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

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Developed Properties:
Underlying sales volmes (Boe) (a)	201,341	206,258
Average daily production (Boe/d)	2,188	2,242
Average price (per Boe)	$57.62	$61.91
Production cost (per Boe) (b)	$39.59	$31.67

Remaining Properties:
Underlying sales volmes (Boe) (c)	59,036	45,576
Average daily production (Boe/d)	642	495
Average price (per Boe)	$54.71	$59.23
Production cost (per Boe) (b)	$31.12	$30.42

(a)  Crude oil sales represented 98% and 99% of sales volumes from the Developed Properties for the three months ended March 31, 2019 and 2018, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three months ended March 31, 2019 and 2018, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended March 31, 2019 and 2018 was determined as shown in the following table:

	Three Months Ended
	March 31,
Thousands of dollars	2019	2018
Developed Properties—80% Net Profits Interest
Oil sales	$11,524	$12,740
Natural gas sales	77	30
Total revenues	11,601	12,770
Costs:
Direct operating expenses:
Lease operating expenses	7,492	6,077
Production and other taxes	479	455
Development expenses	642	1,505
Total costs	8,613	8,037
Total income	2,988	4,733
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	2,391	3,786
Property taxes related to PCEC(1)	(187)	—
Income from 80% Net Profits Interest	$2,204	$3,786

Remaining Properties—25% Net Profits Interest
Oil sales	$3,228	$2,698
Natural gas sales	2	2
Total revenues	3,230	2,700
7.5% ORRI	227	186
Costs:
Direct operating expenses:
Lease operating expenses	1,725	1,267
Production and other taxes	112	119
Development expenses	663	354
Total costs	2,500	1,740
Total income	503	774
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (2)	126	194

Total Trust Cash Flow
Income from 80% Net Profits Interest	$2,204	$3,786
7.5% ORRI	227	186
Total income	2,431	3,972
PCEC operating and services fee	(273)	(267)
Total	2,158	3,705
Trust general and administrative expenses and cash withheld for expenses	(382)	(465)
Interest income	2	—
Distributable Income	$1,778	$3,240

	Three Months Ended
	March 31,
	2019	2018

(1) 80% Net Profits Interest PCEC Property Tax Adjustments
Amount related to PCEC ownership from April 12, 2013 through present not related to the Trust	$187	$—

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,536)	$(1,736)
Current period	126	194
Ending balance	$(1,410)	$(1,542)

Three Months Ended March 31, 2019 and 2018

Developed Properties — For the three months ended March 31, 2019, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $3.0 million. For the three months ended March 31, 2018, revenues exceeded direct operating expenses and development expenses by $4.7 million.  The $1.7 million period-over-period decrease is attributable principally to lower oil prices, lower production and higher operating expenses, partially offset by lower development costs in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Average realized prices decreased by $4.29 per Boe, or 7%, and sales volumes decreased 4.9 MBoe, or 2%. The decrease in production period over period is primarily due to natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $7.5 million for the three months ended March 31, 2019 compared to $6.1 million for the three months ended March 31, 2018. This increase is mainly due to increased natural gas prices, increased steel tariffs and increased utility costs for the three months ended March 31, 2019 compared to the same period in 2018.  Total capital expenditures were approximately $0.6 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018.  The decrease is primarily due to planned reduction in capital spending during the three months ended March 31, 2019 in Orcutt Conventional and Orcutt Diatomite. Production and other taxes were approximately $0.5 million for each of the three months ended March 31, 2019 and March 31, 2018.

Remaining Properties — For the three months ended March 31, 2019, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $0.5 million. For the three months ended March 31, 2018, revenues exceeded direct operating expenses and development expenses by $0.8 million. The $0.3 million period-over-period decrease is attributable principally to lower oil prices, higher operating expenses and higher development expenses, partially offset by higher production in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Average realized prices decreased by $4.52 per Boe, or 8%, and sales volumes increased 13.5 MBoe, or 30%. The increase in production period over period is primarily due to the redrill program at Orcutt Diatomite. Total lease operating expenses included in the net profits calculation during the quarter were $1.7 million for the three months ended March 31, 2019 compared to $1.3 million for the three months ended March 31, 2018. This increase is mainly due to increased natural gas prices, increased steel tariffs and increased utility costs for the three months ended March 31, 2019 compared to the same period in 2018. Capital expenditures were $0.7 million in the three-month period ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.2 million during the three months ended March 31, 2019 and 2018, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $1.4 million at March 31, 2019 compared to $1.5 million at March 31, 2018.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended March 31, 2019 and 2018.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.3 million for the three months ended March 31, 2019 compared to $0.5 million for the three months ended March 31, 2018.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended March 31, 2019 was $2.2 million compared to $3.7 million for the three months ended March 31, 2018. Distributable income was $1.8 million and $3.2 million, respectively, for the three months ended March 31, 2019 and 2018.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. As of March 31, 2019, and December 31, 2018, the Trust had cash reserves of $69,000 and $0, respectively, for future Trust expenses. Commencing with the distribution to unitholders payable in the first month of 2019, the Trustee intends to withhold the greater of $10,000 or 3.5% of the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $350,000. Accordingly, the Trustee withheld approximately $65,000 from the funds otherwise available for distribution in January through March 2019. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2018 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2019.

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

In addition, one customer accounted for 88% of PCEC’s net sales in 2018.  This customer’s purchase of production from the Orcutt and West Pico properties therefore presents a credit risk to PCEC and consequently the Trust.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings

Environmental Defense Center Complaint. On July 12, 2018, the Environmental Defense Center (“EDC”) filed a complaint against PCEC in the U.S. District Court for the  Central District of California.  The complaint alleges violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) under the Clean Water Act (“CWA”) at PCEC’s Orcutt Hill facility.  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC waived service of the complaint on October 5, 2018, and answered EDC’s complaint on April 25, 2019.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will decrease in the future.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors disclosed in “Part I—Item 1A.—Risk Factors” of our 2018 Annual Report.

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

Date: May 1, 2019

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