Form 10-Q
period 2019-06-30
Pacific Coast Oil Trust
filed 2019-08-01
CIK 1538822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission File Number: 1-35532

PACIFIC COAST OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware	80-6216242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, 16th Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

1-512-236-6555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Units of Beneficial Interest	ROYT	New York Stock Exchange

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

As of August 1, 2019, 38,583,158 Units of Beneficial Interest in Pacific Coast Oil Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PACIFIC COAST OIL TRUST

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

Thousands of dollars, except unit amounts	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$199	$—
Investment in conveyed interests, net of amortization	198,945	204,626
Total assets	$199,144	$204,626

LIABILITIES AND TRUST CORPUS
Trust corpus (38,583,158 Trust units issued and outstanding)	199,144	204,626
Total Liabilities and Trust Corpus	$199,144	$204,626

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Distributable Income

(Unaudited)

	Three Months Ended		Six Months Ended
Thousands of dollars, except unit and per unit amounts	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income from conveyed interests	$3,712	$2,191	$6,143	$6,163
PCEC operating and services fee	(274)	(269)	(547)	(536)
General and administrative expenses	(279)	(295)	(592)	(843)
Cash receipt from borrowing (Note 4)	—	81	—	81
Repayments on borrowing (Note 4)	—	(81)	—	(81)
Interest income	3	—	5	—
Cash reserves used (withheld) for Trust expenses	(130)	(45)	(199)	38
Distributable income	$3,032	$1,582	$4,810	$4,822

Distributable income per unit (38,583,158 units)	$0.07857	$0.04101	$0.12467	$0.12499

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST OIL TRUST

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Trust corpus, beginning of period	$202,370	$212,795	$204,626	$217,279
Cash reserves (used) withheld for Trust expenses	130	45	199	(38)
Borrowing used for Trust expenses (Note 4)	—	(81)	—	(81)
Repayments on borrowings (Note 4)	—	81	—	81
Distributable income	3,032	1,582	4,810	4,822
Distributions to unitholders	(3,032)	(1,582)	(4,810)	(4,822)
Amortization of conveyed interests	(3,356)	(2,048)	(5,681)	(6,449)
Trust corpus, end of period	$199,144	$210,792	$199,144	$210,792

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

Basis of Accounting

The accompanying Statement of Assets and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2019 and for the three months and six months ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”).

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair statement of the interim period presented and include all the disclosures necessary to make the information presented not misleading.

Note 2.   Distributions to Unitholders

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Conveyed Interests and other sources from that month (such as interest earned on any amounts reserved by the Trustee), over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust.  Distributions are made to the holders of Trust Units as of the applicable record date (generally within five business days after the last business day of each calendar month) and are payable on the 10th business day after the record date.

The following table illustrates information regarding the Trust’s distributions paid during the six months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 27, 2018	January 7, 2019	January 22, 2019	$0.01376
January 30, 2019	February 11, 2019	February 26, 2019	$0.01245
February 28, 2019	March 11, 2019	March 25, 2019	$0.01989
March 28, 2019	April 8, 2019	April 23, 2019	$0.01946
April 26, 2019	May 6, 2019	May 20, 2019	$0.02791
May 23, 2019	June 3, 2019	June 17, 2019	$0.03120

Six Months Ended June 30, 2018

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 21, 2017	January 2, 2018	January 16, 2018	$0.02776
January 26, 2018	February 5, 2018	February 20, 2018	$0.01635
February 28, 2018	March 12, 2018	March 26, 2018	$0.03987
March 29, 2018	April 9, 2018	April 23, 2018	$0.02225
April 27, 2018	n/a	n/a	$—
May 31, 2018	June 11, 2018	June 25, 2018	$0.01876

Note 3.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three-month and six-month periods ended June 30, 2019, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2019, the Trust paid $0 to the Delaware Trustee. During the three-month and six-month periods ended June 30, 2018, the Trust paid $50,000 and $100,000, respectively, to the Trustee. During each of the three-month and six-month periods ended June 30, 2018, the Trust paid $2,000 to the Delaware Trustee.

PCEC Operating and Services Fee.  The Trust and PCEC are parties to an Operating and Services Agreement (the “Operating and Services Agreement”), pursuant to which PCEC provides the Trust with certain operating and informational services relating to the Conveyed Interests in exchange for a monthly fee that is revised annually based on changes to the Consumer Price Index.  The monthly operating and services fee was $88,942 during the first quarter of 2018 and was $90,837 beginning April 1, 2018 through the end of the first quarter of 2019. As of April 1, 2019, the monthly operating and services fee increased to $93,056. The Operating and Services Agreement will terminate upon the termination of the Conveyed Interests unless earlier terminated by mutual agreement of the Trustee and PCEC.  During the three-month and six-month periods ended June 30, 2019, PCEC charged the Trust $0.3 million and $0.5 million, respectively, for the operating and services fee. During the three-month and six-month periods ended June 30, 2018, PCEC charged the Trust $0.3 million and $0.5 million, respectively, for the operating and services fee.

Note 4.   Funding Commitment and Letter of Credit

On May 10, 2018, the Trust entered into a promissory note with PCEC (the “2018 Promissory Note”) and borrowed funds to pay general and administrative expenses as the Trust did not otherwise have sufficient cash to pay its ordinary course administrative expenses as they became due. Under the terms of the 2018 Promissory Note, the Trust agreed to pay interest on the principal amount at a rate of 5.44% per annum from May 10, 2018 until maturity. On May 10, 2018, the Trust borrowed $80,535 under the terms of the note and repaid the entire amount owed, including interest of $394, in June 2018, and no amount remained outstanding as of December 31, 2018. Interest expense on the outstanding borrowings was recorded as it was paid to PCEC. The Trust incurred no interest under the 2018 Promissory Note during the three-month and six-month periods ended June 30, 2019. For the three-month and six-month periods ended June 30, 2018, the Trust incurred a total of $394 in interest, which was included in the borrowings under the 2018 Promissory Note.

PCEC has provided the Trust with a $1.0 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course general and administrative expenses as they become due. Any funds provided under the letter of credit or loaned to the Trust by PCEC may only be used for the payment of current accounts or other obligations to trade creditors in connection with obtaining goods or services or for the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. No distributions will be made to Trust unitholders (except in respect of any previously determined monthly cash distribution amount) until all amounts drawn on the letter of credit, or borrowed from PCEC or any other source, including interest thereon, are repaid. PCEC has agreed to loan funds to the Trust necessary to pay such expenses (evidenced by written promissory notes) as stipulated by the Trust Agreement. As of June 30, 2019, the letter of credit remains unused.

Note 5.   Commitments and Contingencies

Legal Proceedings.

Environmental Defense Center Complaint. On July 12, 2018, the Environmental Defense Center (“EDC”) filed a complaint against PCEC in the U.S. District Court for the Central District of California.  The complaint alleges violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) under the Clean Water Act (“CWA”) at PCEC’s Orcutt Hill facility.  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC waived service of the complaint on October 5, 2018 and answered EDC’s complaint on April 25, 2019.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will be adversely affected in the future.

Permitting.

During 2015, the California Department of Conservation, Division of Oil, Gas & Geothermal Resources (“DOGGR”) discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located in the conventional formations in the Orcutt oilfield (the “Orcutt Conventional”), which could require certain changes to operating procedures or well modifications. Initially, in September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all have been modified. In January 2019, PCEC proposed, and has since implemented, a schedule to reduce the number of modifications of affected wells from one per quarter to two per year until all have been modified. However, it is possible that the water injection wells may require repairs at a rate of more than two per year in which case PCEC will be required to make such repairs.  PCEC completed 12 modifications through December 31, 2018. PCEC is in the process of completing one modification in 2019 and has a second modification planned for the second half of 2019.  If DOGGR were to order the modifications to be carried out more rapidly or if PCEC is required to make unanticipated repairs, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Note 6.   Subsequent Events

On July 19, 2019, the distribution of $0.02774 per Trust Unit, which was declared on June 25, 2019, was paid to Trust unitholders owning Trust Units as of July 5, 2019. Also in July 2019, the Trust announced there will be a cash distribution of $0.02074 per Trust Unit, payable on August 19, 2019 to Trust unitholders owning Trust Units as of August 5, 2019.

In July 2019, Breitburn Operating LP (“BOLP”), as operator of the East Coyote field, notified PCEC that it had received a letter from DOGGR dated June 20, 2019, requiring BOLP to reduce the injection pressures on 16 active water injection wells in East Coyote to comply with new injection gradients that DOGGR has mandated. It is anticipated that these revisions will adversely affect the water injection capacity and oil and gas production at East Coyote, at least in the near term. BOLP has informed PCEC that it is exploring opportunities to increase injection capacity, which may require additional capital expenditures. PCEC does not operate the East Coyote field.

On July 6, 2019, a fire at the East Coyote field, which is operated by BOLP, destroyed beyond repair a gas fired electrical generator, which is expected to adversely affect production at East Coyote at least in the near term. Additional capital expenditures are likely to be required to replace the generator, and in the interim additional expenses will be incurred for the purchase of electrical power.

Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Trust’s 2018 Annual Report.  The following review should also be read in conjunction with “Forward-Looking Statements” in this report and with “Part I—Item 1A—Risk Factors” in the Trust’s 2018 Annual Report. All information regarding operations has been provided to the Trustee by PCEC.

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

Commodity Prices

In the second quarter of 2019, the Brent crude oil spot price averaged approximately $69.04 per Bbl, compared with approximately $74.53 per Bbl in the second quarter of 2018. Lower crude oil prices not only decrease the Trust’s distributable income, but may also reduce the amount of crude oil that PCEC can produce economically and therefore may decrease the Trust’s crude oil reserves.  In the second quarter of 2019, approximately 98% of production from the Developed Properties consisted of oil and 100% of production from the Remaining Properties consisted of oil.

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S.  In the second quarter of 2019, the Henry Hub price averaged approximately $2.57 per MMBtu, compared with approximately $2.85 per MMBtu in the second quarter of 2018.

The significant decline in oil and natural gas prices since 2014 increases the uncertainty as to the impact of commodity prices on proved oil and gas reserves attributable to the Trust. PCEC is unable to predict future commodity prices with any greater precision than the futures market.  A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserve portfolio.  Fluctuations in commodity prices impact the value of proved oil and gas reserves attributable to the Trust.

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

Permitting. During 2015, DOGGR discussed with PCEC the modification of existing well permits for approximately 25 water injections wells located at the Orcutt Conventional, which could require certain changes to operating procedures or well modifications. Initially, in September 2015, PCEC proposed, and has since implemented, a schedule to modify one of the affected wells each quarter until all had been modified.  In January 2019, PCEC proposed, and has since implemented, a schedule to reduce the number of modifications of affected wells from one per quarter to two per year until all have been modified.  However, it is possible that the water injection wells may require repairs at a rate of more than two per year in which case PCEC will be required to make such repairs.  PCEC has completed 12 modifications through December 31, 2018.PCEC is in the process of completing one modification in 2019 and has a second modification planned for the second half of 2019. If DOGGR were to order the modifications to be carried out more rapidly or if PCEC is required to make unanticipated repairs, PCEC’s capital costs could significantly increase.  Alternatively, PCEC could choose or be required financially to shut in all or a portion of the affected injection wells, which would result in a loss of production.

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

Recent Developments

On May 16, 2019, Pacific Coast Energy Holdings LLC (“PCEH”), the sole member of the general partner of PCEC, entered into a merger agreement with Newbridge Resources, LLC (“Newbridge”), a Texas limited liability company, and NBR Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), pursuant to which Newbridge would acquire all of the equity interests in PCEH pursuant to a merger of Merger Sub with and into PCEH. The acquisition is expected to close in the third quarter of 2019, subject to the fulfillment of certain closing conditions. As the sole member of PCEH following the acquisition, Newbridge will control the management and operations of PCEC through its ability to appoint the members of the Board of Representatives of PCEH, which manages the general partner of PCEC. PCEC will continue to operate the Underlying Properties, and the current agreements governing PCEC’s relationship with the Trust will remain in place.

In July 2019, Breitburn Operating LP (“BOLP”), as operator of the East Coyote field, notified PCEC that it had received a letter from DOGGR dated June 20, 2019, requiring BOLP to reduce the injection pressures on 16 active water injection wells in East Coyote to comply with new injection gradients that DOGGR has mandated. It is anticipated that these revisions will adversely affect the water injection capacity and oil and gas production at East Coyote, at least in the near term. BOLP has informed PCEC that it is exploring opportunities to increase injection capacity, which may require additional capital expenditures. PCEC does not operate the East Coyote field.

On July 6, 2019, a fire at the East Coyote field, operated by BOLP, destroyed beyond repair a gas fired electrical generator, which is expected to adversely affect production at East Coyote at least in the near term. Additional capital expenditures are likely to be required to replace the generator, and in the interim additional expenses will be incurred for the purchase of electrical power.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, income from Conveyed Interests received by the Trust amounted to $3.7 million compared with $2.2 million for the three months ended June 30, 2018.  The increase in income was primarily due to higher production and lower development expenses. The income received by the Trust during the three months ended June 30, 2019 was associated with net profits from oil and natural gas production from the Developed Properties during the months of February, March and April 2019, and Royalty Interest Proceeds from oil production from the Remaining Properties located in PCEC’s Orcutt Conventional and Orcutt Diatomite properties during the months of February, March and April 2019. The income received by the Trust during the three months ended June 30, 2018 was associated with net profits for oil and natural gas production from the Developed Properties during the months of February and April 2018 and Royalty Interest Proceeds from oil production from the Remaining Properties located in PCEC’s Orcutt Conventional and Orcutt Diatomite properties during the months of February, March and April 2018. The Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the month of March 2018, as operating expenses and capital expenditures exceeded revenues for the corresponding production period.

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

The following table displays PCEC’s underlying sales volumes and average prices for the Underlying Properties, representing the amounts included in the net profits calculation during the three months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,
	2019	2018
Developed Properties:
Underlying sales volmes (Boe) (a)	187,060	192,938
Average daily production (Boe/d)	2,102	2,168
Average price (per Boe)	$64.87	$65.18
Production cost (per Boe) (b)	$38.85	$36.83

Remaining Properties:
Underlying sales volmes (Boe) (c)	66,779	39,060
Average daily production (Boe/d)	750	439
Average price (per Boe)	$62.28	$62.19
Production cost (per Boe) (b)	$22.65	$29.07

(a)  Crude oil sales represented 98% and 99% of sales volumes from the Developed Properties for the three months ended June 30, 2019 and 2018, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the three-month periods ended June 30, 2019 and 2018, respectively.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the three months ended June 30, 2019 and 2018 was determined as shown in the following table:

	Three Months Ended
	June 30,
Thousands of dollars	2019	2018
Developed Properties—80% Net Profits Interest
Oil sales	$12,069	$12,557
Natural gas sales	65	19
Total revenues	12,134	12,576
Costs:
Direct operating expenses:
Lease operating expenses	6,775	6,433
Production and other taxes	491	673
Development expenses	598	2,945
Total costs	7,864	10,051
Total income	4,270	2,525
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	$3,416	$2,020

Remaining Properties—25% Net Profits Interest
Oil sales	$4,158	$2,429
Natural gas sales	1	—
Total revenues	4,159	2,429
7.5% ORRI	296	171
Costs:
Direct operating expenses:
Lease operating expenses	1,382	1,085
Production and other taxes	131	50
Development expenses	171	708
Total costs	1,684	1,843
Total income (loss)	2,179	415
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (1)	$545	$104

Total Trust Cash Flow
Income from 80% Net Profits Interest	$3,416	$2,020
7.5% ORRI	296	171
Total income	3,712	2,191
PCEC operating and services fee	(274)	(269)
Total cash received (paid)	3,438	1,922
Trust general and administrative expenses and cash withheld for expenses	(409)	(340)
Promissory note amount borrowed from PCEC	—	81
Promissory note amount repayment to PCEC	—	(81)
Interest income	3	—
Distributable Income	$3,032	$1,582

	Three Months Ended
	June 30,
	2019	2018
(1) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,410)	$(1,542)
Current period	545	104
Ending balance	$(865)	$(1,438)

Three Months Ended June 30, 2019 and 2018

Developed Properties — For the three months ended June 30, 2019, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $4.3 million. For the three months ended June 30, 2018, revenues exceeded direct operating expenses and development expenses by $2.5 million.  The $1.8 million period-over-period increase is attributable principally to lower development costs, partially offset by lower production in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Average realized prices decreased by $0.31 per Boe, or 0%, and sales volumes decreased 5.9 MBoe, or 3%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in Orcutt Diatomite and natural production declines. Total lease operating expenses included in the net profits calculation during the quarter were $6.8 million for the three months ended June 30, 2019 compared to $6.4 million for the three months ended June 30, 2018. This increase is mainly due to increased natural gas prices, increased steel tariffs and increased utility costs for the three months ended June 30, 2019 compared to the same period in 2018.  Total development expenses were approximately $0.6 million for the three months ended June 30, 2019 compared to $2.9 million for the three months ended June 30, 2018.  The decrease during the three months ended June 30, 2019 is primarily due to planned reduction in capital spending in Orcutt Conventional and Orcutt Diatomite and a decrease at West Pico due to the completion of a microturbine project at the end of 2018. Production and other taxes were approximately $0.5 million for the three months ended June 30, 2019 compared to $0.7 million for the three months ended June 30, 2018.

Remaining Properties — For the three months ended June 30, 2019, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $2.2 million. For the three months ended June 30, 2018, revenues exceeded direct operating expenses and development expenses by $0.4 million. The $1.8 million period-over-period increase is attributable principally to higher production and lower development expenses, partially offset by higher lease operating expenses in the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Average realized prices increased by $0.09 per Boe, or 0%, and sales volumes increased 27.7 MBoe, or 71%. The increase in production period over period is primarily due to the redrill program at Orcutt Diatomite. Total lease operating expenses included in the net profits calculation during the quarter were $1.4 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018. This increase is mainly due to increased natural gas prices, increased steel tariffs and increased utility costs for the three months ended June 30, 2019 compared to the same period in 2018. Development expenses were $0.2 million in the three-month period ended June 30, 2019, compared to $0.7 million for the three months ended June 30, 2018. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.3 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Conventional and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $0.9 million at June 30, 2019 compared to $1.4 million at June 30, 2018.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.3 million for operating and services fees for each of the three-month periods ended June 30, 2019 and 2018.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.3 million for each of the three-month periods ended June 30, 2019 and 2018.

Distributable Income — The total cash received by the Trust from PCEC for the three months ended June 30, 2019 was $3.4 million compared to $1.9 million for the three months ended June 30, 2018. Distributable income was $3.0 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019, income from Conveyed Interests received by the Trust amounted to $6.1 million compared with $6.2 million for the six months ended June 30, 2018.  The decrease in income was primarily due to lower commodity prices and higher lease operating expenses partially offset by higher production and lower development expenses. The net profits income received by the Trust during the six months ended June 30, 2019 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November 2018 through April 2019, and with the Royalty Interest Proceeds relating to production during these same months. The net profits received by the Trust during the six months ended June 30, 2018 was associated with net profits for oil and natural gas production from the Developed Properties during the months of November and December 2017 and January through February 2018 and April 2018, and with the Royalty Interest Proceeds relating to production during these same months in addition to March 2018. The Trust did not receive any net profits income for oil and natural gas production from the Developed Properties during the month of March 2018, as operating expenses and capital expenditures exceeded revenues for the corresponding production period.

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

The following table displays PCEC’s underlying sales volumes and average realized prices for the Underlying Properties, representing the amounts included in the net profits calculation during the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Developed Properties:
Underlying sales volmes (Boe) (a)	388,401	399,196
Average daily production (Boe/d)	2,146	2,206
Average price (per Boe)	$61.11	$63.49
Production cost (per Boe) (b)	$39.23	$34.16

Remaining Properties:
Underlying sales volmes (Boe) (c)	125,816	84,636
Average daily production (Boe/d)	695	468
Average price (per Boe)	$58.73	$60.60
Production cost (per Boe) (b)	$26.63	$29.80

(a)  Crude oil sales represented 98% and 99% of sales volumes from the Developed Properties for the six months ended June 30, 2019 and 2018, respectively.

(b) Production costs include lease operating expenses and production and other taxes.

(c)  Crude oil sales represented 100% of total sales volumes from the Remaining Properties for each of the six-month periods ended June 30, 2019 and 2018.

Computation of Net Profits and Royalty Income Received by the Trust

The Trust’s net profits and royalty income consist of monthly net profits and royalty income attributable to the Conveyed Interests.  Net profits and royalty income for the six months ended June 30, 2019 and 2018 was determined as shown in the following table:

	Six Months Ended
	June 30,
Thousands of dollars	2019	2018
Developed Properties—80% Net Profits Interest
Oil sales	$23,593	$25,297
Natural gas sales	142	49
Total revenues	23,735	25,346
Costs:
Direct operating expenses:
Lease operating expenses	14,267	12,510
Production and other taxes	970	1,128
Development expenses	1,240	4,450
Total costs	16,477	18,088
Total income	7,258	7,258
Net Profits Interest	80%	80%
Income from 80% Net Profits Interest:	5,807	5,806
Property taxes related to PCEC (1)	(187)	—
Income from 80% Net Profits Interest	$5,620	$5,806

Remaining Properties—25% Net Profits Interest
Oil sales	$7,386	$5,127
Natural gas sales	3	2
Total revenues	7,389	5,129
7.5% ORRI	523	357
Costs:
Direct operating expenses:
Lease operating expenses	3,107	2,352
Production and other taxes	243	169
Development expenses	834	1,062
Total costs	4,184	3,583
Total income	2,682	1,189
Net Profits Interest	25%	25%
Income from 25% Net Profits Interest (2)	$671	$298

Total Trust Cash Flow
Income from 80% Net Profits Interest	$5,620	$5,806
7.5% ORRI	523	357
Total income	6,143	6,163
PCEC operating and services fee	(547)	(536)
Total cash received (paid)	5,596	5,627
Trust general and administrative expenses and cash used for expenses	(791)	(805)
Promissory note amount borrowed from PCEC	—	81
Promissory note amount repayment to PCEC	—	(81)
Interest income	5	—
Distributable Income	$4,810	$4,822

	Six Months Ended
	June 30,
	2019	2018
(1) 80% Net Profits Interest PCEC Property Tax Adjustments
Amount related to PCEC ownership from April 12, 2013 through present not related to the Trust	$187	$—

(2) 25% Net Profits Interest Accrued Deficit
Beginning balance	$(1,536)	$(1,736)
Current period	671	298
Ending balance	$(865)	$(1,438)

Six Months Ended June 30, 2019 and 2018

Developed Properties — For each of the six-month periods ended June 30, 2019 and June 30, 2018, revenues from the Developed Properties exceeded direct operating expenses and development expenses by $7.3 million. Lower oil prices, lower production and higher lease operating expenses, were offset by lower development costs in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Average realized prices increased by $2.38 per Boe, or 4%, and sales volumes decreased 10.8 MBoe, or 3%. The decrease in production period over period is primarily due to a decline in the steam flow between wells in Orcutt Diatomite and natural production declines. Total lease operating expenses included in the net profits calculation were $14.3 million for the six months ended June 30, 2019 compared to $12.5 million for the six months ended June 30, 2018. The overall increase period over period is mainly due to increased natural gas prices, increased steel tariffs and increased utility costs. Production and other taxes were approximately $1.0 million for the six months ended June 30, 2019 compared to $1.1 million for the six months ended June 30, 2018. Total development expenses were approximately $1.2 million for the six months ended June 30, 2019 compared to $4.5 million for the six months ended June 30, 2018.  The decrease is primarily due to planned reduction in capital spending in Orcutt Conventional and Orcutt Diatomite and a decrease at West Pico due to a microturbine project being finished at the end of 2018.

Remaining Properties — For the six months ended June 30, 2019, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $2.7 million. For the six months ended June 30, 2018, revenues from the Remaining Properties exceeded direct operating expenses and development expenses by $1.2 million. The $1.5 million period-over-period increase is attributable principally to higher production and lower development expenses, partially offset by lower oil prices and higher lease operating expenses in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Average realized prices decreased by $1.87 per Boe, or 3%, and sales volumes increased 41.2 MBoe, or 49%. The increase in production period over period is primarily due to the redrill program at Orcutt Diatomite. Total lease operating expenses included in the net profits calculation were $3.1 million for the six months ended June 30, 2019 compared to $2.4 million for the six months ended June 30, 2018. This increase is mainly due to increased natural gas prices, increased steel tariffs and increased utility costs for the six months ended June 30, 2019 compared to the same period in 2018. Production and other taxes were approximately $0.2 million for each of the six-month periods ended June 30, 2019 and 2018. Development expenses were approximately $0.8 million for the six months ended June 30, 2019 compared to $1.1 million for the six months ended June 30, 2018. Since a cumulative deficit existed on the 25% net profits interest, the Trust received approximately $0.5 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively, from the 7.5% overriding royalty interest attributable to the sale of all production from the Remaining Properties located on PCEC’s Orcutt Field and Orcutt Diatomite properties.  The cumulative deficit of the net profits interest on the Remaining Properties, including payments to the Trust pursuant to the 7.5% overriding royalty interest, decreased to approximately $0.9 million at June 30, 2019 compared to $1.4 million at June 30, 2018.

PCEC Operating & Services Fee — PCEC charged the Trust approximately $0.5 million for operating and services fees for each of the six-month periods ended June 30, 2019 and 2018.

Trust Administrative Expenses — The Trustee paid general and administrative expenses of $0.6 million for the six months ended June 30, 2019 compared to $0.8 million for the six months ended June 30, 2018.

Distributable Income — The total cash received by the Trust from PCEC for each of the six-month periods ended June 30, 2019 and 2018 was $5.6 million. Distributable income was $4.8 million for each of the six-month periods ended June 30, 2019 and 2018.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. As of June 30, 2019, and December 31, 2018, the Trust had cash reserves of $199,000 and $0, respectively, for future Trust expenses. Commencing with the distribution to unitholders paid in January of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $10,000 or 3.5% of the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $350,000. Accordingly, the Trustee withheld approximately $175,000 from the funds otherwise available for distribution in January through June 2019. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. If the Trustee causes the Trust to borrow funds, as it did in May 2018 as described in Note 4 to the financial statements, the Trust unitholders will not receive distributions until the borrowed funds, including interest thereon, are repaid.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2018 Annual Report for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2019.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by PCEC to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Sarah Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of PCEC.

PART II—OTHER INFORMATION

Item 1.                      Legal Proceedings

Environmental Defense Center Complaint. On July 12, 2018, the Environmental Defense Center (“EDC”) filed a complaint against PCEC in the U.S. District Court for the Central District of California.  The complaint alleges violations of California’s General Permit for Storm Water Discharges Associated with Industrial Activities (“Industrial Permit”) under the Clean Water Act (“CWA”) at PCEC’s Orcutt Hill facility.  EDC alleges that the Orcutt Hill facility has and continues to discharge pollutants into local rivers, creeks and the Pacific Ocean in violation of the Industrial Permit, as well as other alleged violations related to the terms of the Industrial Permit.  EDC seeks to enjoin PCEC from further violations of the Industrial Permit and the CWA, civil penalties for the alleged violations, and attorneys’ fees and costs.  PCEC waived service of the complaint on October 5, 2018 and answered EDC’s complaint on April 25, 2019.  At this time, PCEC cannot predict the outcome of the proceedings or estimate the magnitude of any costs or expenses that may result from any litigation.  The costs and expenses PCEC incurs in connection with this matter (including legal expenses) will reduce the amounts available for distribution to the Trust, and, as a result, profits attributable to the Trust’s Conveyed Interests will be adversely affected in the future.

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

Date: August 1, 2019

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